Form 10-Q
period 1996-03-31
YORK GROUP INC \DE\
filed 1996-05-10
CIK 1007084

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended March 31, 1996

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 33-846



                              THE YORK GROUP, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             76-0490631
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                            identification number)

9430 OLD KATY ROAD, HOUSTON, TEXAS                               77055
(Address of principal executive offices)                       (Zip Code)

                                 (713) 984-5500
              (Registrant's telephone number, including area code)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.    YES [ ]       NO [X]


THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MAY 9, 1996 WAS 7,709,864.

                              THE YORK GROUP, INC.

                                      INDEX


Part I.    Financial Information                                            PAGE

Item 1.      Financial Statements

             Consolidated Balance Sheets -
                   March 31, 1996 (Unaudited) and December 31, 1995............2

             Consolidated Statements of Income (Unaudited) -
                   Three Months Ended March 31, 1996 and 1995..................3

             Consolidated Statements of Cash Flows (Unaudited) -
                   Three Months Ended March 31, 1996 and 1995..................4

             Notes to Consolidated Financial Statements (Unaudited)............5

Item 2.      Management's Discussion and Analysis of Results of Operations
                   and Financial Condition.....................................7

Part II.   Other Information

Item 4.  Submission of Matters to a Vote of Security Holders...................9

Item 5.  Other Information.....................................................9

Item 6.  Exhibits and Reports on Form 8-K.....................................10


Signature.....................................................................11



                                        1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              THE YORK GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                         (Unaudited)  (Audited)
                                                            March      December
                    ASSETS                                31, 1996     31, 1995
                                                          --------     --------
CURRENT ASSETS:
    Cash and cash equivalents .........................   $ 17,998    $ 10,896
    Accounts and notes receivable, net of allowance for
      doubtful accounts and returns and allowances of
      $1,584 in 1996 and $1,586 in 1995:
         Stockholders and affiliates ..................      6,767       6,457
         Other ........................................      4,828       4,682
    Inventories (Note 2) ..............................     15,142      16,925
    Prepaid expenses ..................................      1,022         416
    Deferred tax assets, net ..........................      2,046       1,918
                                                          --------    --------
       Total current assets ...........................     47,803      41,294
                                                          --------    --------

PROPERTY, PLANT AND EQUIPMENT:
    Land and improvements .............................      2,907       2,897
    Buildings and improvements ........................     10,003       9,973
    Equipment .........................................     26,910      26,607
    Construction-in-progress ..........................      1,680       1,197
                                                          --------    --------
                                                            41,500      40,674
    Less: accumulated depreciation ....................    (13,641)    (12,819)
                                                          --------    --------
        Property, plant and equipment, net ............     27,859      27,855
                                                          --------    --------

NOTES RECEIVABLE:
    Related party .....................................        851         903
    Other .............................................         41          28

OTHER NONCURRENT ASSETS ...............................        245         252
                                                          --------    --------

        Total assets ..................................   $ 76,799    $ 70,332
                                                          ========    ========


    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt (Note 4) ........   $  9,822    $   --
    Accounts payable ..................................      3,926       3,701
    Accrued expenses ..................................      9,672       8,292
    Income taxes payable ..............................      1,692         148
                                                          --------    --------
       Total current liabilities ......................     25,112      12,141
                                                          --------    --------

OTHER NONCURRENT LIABILITIES ..........................      1,400       1,400
                                                          --------    --------

DEFFERED TAX LIABILITY ................................      3,865       3,686
                                                          --------    --------

LONG-TERM DEBT (Note 4) ...............................     25,000      34,660
                                                          --------    --------

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000
       shares authorized and unissued .................       --          --
    Common stock, $.01 par value, 25,000,000
       shares authorized;  5,564,864 and
       5,388,864 shares issued and outstanding ........         56          54
    Additional paid-in capital ........................      2,866       2,428
    Retained earnings .................................     18,500      15,963
                                                          --------    --------
       Total stockholders' equity .....................     21,422      18,445
                                                          --------    --------

       Total liabilities and stockholders' equity .....   $ 76,799    $ 70,332
                                                          ========    ========


   The accompanying notes are an integral part of these financial statements.

                                        2

                              THE YORK GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except share and per share data)
                                   (Unaudited)



                                                   Three Months Ended March 31 ,
                                                         1996          1995
                                                     -----------    -----------
NET SALES
 (including sales to stockholders and affiliates
 of $22,732 and $21,176 in 1996 and 1995,
 respectively) ...................................   $    38,102    $    35,273

COST OF SALES ....................................        29,540         27,317
                                                     -----------    -----------

          Gross profit ...........................         8,562          7,956

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES ......................         2,694          2,385
                                                     -----------    -----------

          Operating income .......................         5,868          5,571

INTEREST EXPENSE, NET ........ ...................          (696)          (774)
                                                     -----------    -----------

INCOME BEFORE INCOME TAXES .......................         5,172          4,797

INCOME TAX PROVISION .............................         1,939          1,847
                                                     -----------    -----------

NET INCOME .......................................   $     3,233    $     2,950
                                                     ===========    ===========



NET INCOME PER SHARE .............................   $       .58    $       .54
                                                     ===========    ===========


AVERAGE SHARES OUTSTANDING .......................     5,584,437      5,434,365
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                        3


                              THE YORK GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                               Three Months Ended March 31,
                                                                    1996       1995
                                                                  --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .................................................   $  3,233    $ 2,950
   Adjustments to reconcile income to net cash
      provided by operating activities-
      Depreciation and amortization ...........................        991        955
      Deferred income tax provision ...........................         51        154
      Loss on disposition of property, plant and equipment ....         16       --
      Provision for doubtful accounts .........................         15         17
      Decrease/(Increase) in:
         Accounts receivable ..................................       (484)      (591)
         Inventories ..........................................      1,783        310
         Prepaid expenses .....................................       (606)       (96)
         Prepaid income taxes .................................       --          113
      Increase/(Decrease) in:
         Accounts payable .....................................        225       (179)
         Accrued expenses .....................................      1,380      1,341
         Income taxes payable .................................      1,544      1,234
         Other noncurrent liabilities .........................       --          (10)
                                                                  --------    -------

            Net cash provided by operating activities .........      8,148      6,198
                                                                  --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Securities purchased .......................................       --          (11)
   Capital expenditures .......................................       (844)    (1,033)
   Collection of notes receivable .............................         79         74
   Advances under notes receivable ............................        (25)      --
                                                                  --------    -------
            Net cash used in investing activities .............       (790)      (970)
                                                                  --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid .............................................       (696)      --
   Repayment of long-term debt ................................       --         (285)
   Proceeds from issuance of common stock,
     net of issuance costs ....................................        440        296
                                                                  --------    -------

            Net cash provided by (used in) financing activities       (256)        11
                                                                  --------    -------

NET INCREASE IN CASH AND CASH EQUIVALENTS .....................      7,102      5,239

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................     10,896      2,837
                                                                  --------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................   $ 17,998    $ 8,076
                                                                  ========    =======

      The accompanying notes are an integral part of these financial statements.

                                        4

                              THE YORK GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 March 31, 1996

1.   BASIS  OF  PRESENTATION

The accompanying consolidated financial statements include the accounts of The York Group, Inc. and all majority owned subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the December 31, 1995 audited financial statements and the notes thereto. In the opinion of the Company, all adjustments and eliminations, consisting only of normal and recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 1996 and December 31, 1995 and the consolidated results of its operations and cash flows for the three months ended March 31, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2.   INVENTORIES

Inventories consisted of the following :
                                                      March 31,     December 31,
                                                       1996             1995
                                                      -------         -------
                                                             ( in thousands )
Raw  materials ...........................            $ 8,959         $ 8,173
Work  in  process ........................              2,849           2,871
Finished  goods ..........................              3,334           5,881
                                                      -------         -------

                                                      $15,142         $16,925
                                                      =======         =======

3.   CONTINGENCIES

Environmental Matters

In 1991, the Georgia Department of Natural Resources (the GDNR) issued a Notice of Violation - Consent Order alleging that the Company's Lawrenceville, Georgia facility was storing and treating hazardous wastes without a permit and was otherwise in violation of certain hazardous waste regulations in the operation of its electroplating line and associated wastewater treatment system. The GDNR approved a closure-plan and post closure plan for the facility in August 1994, and issued a Hazardous Waste Facility Permit effective September 27, 1995 to document these post-closure care requirements. The Company has provided financial assurance in the form of a letter of credit in the amount of approximately $1,300,000 to secure its post - closure care obligations.

At March 31, 1996 and December 31, 1995, the Company had a reserve of approximately $1,500,000 and $1,700,000, respectively , for the estimated future costs to complete the implementation of the post-closure plan. It is possible that the remediation costs could be different than these reserves due to unforseen factors that arise as the closure occurs and due to the length of time during which monitoring activities will be conducted. Accordingly, these reserves will be adjusted as information becomes available indicating that higher or lower remediation costs will be incurred.


                                       5
4.   SUBSEQUENT  EVENTS

In April 1996, the Company completed an initial public offering (the "Offering") of 2,645,000 shares of its common stock. 2,145,000 shares were sold by the Company and 500,000 shares were sold by certain stockholders of the Company (the "Selling Stockholders"). The Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders. Net proceeds to the Company from the Offering, after deduction of associated expenses, were approximately $25,400,000.

The Company utilized a portion of the proceeds from the Offering to repay its $11,000,000 Subordinated Series A Note, which was originally issued at a discount. Accordingly, at March 31, 1996, $9,822,000 of debt has been classified as current. The early extinguishment of this debt will result in an extraordinary charge of $736,000, net of tax, during the three month period ending June 30, 1996, related to the write-off of the unamortized discount.

                                        6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company is the second largest casket manufacturer in the United States and produces a wide variety of metal and hardwood caskets, as well as casket components. The Company's finished caskets are primarily marketed through a network of privately owned distributors, which serve an estimated 15,000 domestic funeral homes, as well as certain foreign markets. Casket components are sold to other casket manufacturers and assemblers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

         Net sales increased $2.8 million, or 8.0%. The increase reflects a 7.3% increase in finished casket volume, a 5.5% increase in components volume as well as increased net prices, partially offset by disproportionate growth in lower priced finished metal caskets.

         Gross profit increased $606,000, or 7.6%. Gross margin decreased from 22.6% to 22.5%. The gross margin was affected by including increased sales volume and net price increases, offset by overtime production requirements resulting from the extreme weather during late 1995 and early 1996, high demand for new metal products which were introduced at price points aimed at market share growth, and weaker demand for hardwood product in the month of March.

         Selling, general and administrative expenses increased $309,000, or 13.0%, and as a percentage of net sales, increased from 6.8% to 7.1%. The increase in selling, general and administrative expenses as a percentage of net sales reflects an increase in the number of personnel and related hiring and relocation costs, expenses related to the Company's launch of its preneed insurance program and general cost increases, offset partially by higher net sales.

         Net interest expense decreased $78,000, or 10.1%. The decrease reflects a slightly lower debt level and increased interest income, offset partially by higher debt discount amortization.

         The Company's effective tax rate decreased from 38.5% to 37.5%. The decrease reflects a decrease in nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically relied on cash flow from operations as well as borrowings from banks and other lenders to fund its operations. In April 1996 the Company completed an initial public offering of common stock in which it sold 2,145,000 shares of common stock at $13 per share. A portion of the net proceeds of the offering of approximately $25.4 million was used to repay the Company's outstanding subordinated debt and the remainder will be available for general corporate purposes, including potential acquisitions.

         Cash and cash equivalents were $18.0 million at March 31, 1996, an increase of $7.1 million from December 31, 1995. For the three months ended March 31, 1996, cash flows from operations totaled approximately $8.1 million, cash used in investing activities totaled $790,000 and cash used in financing activities totaled $256,000.

                                       7

         Capital expenditures during the three months ended March 31, 1996 were $844,000 compared to approximately $1.0 million in 1995. The decrease reflects the timing of capital projects. The Company has outstanding commitments of approximately $1.2 million for capital improvements at its hardwood manufacturing facility, and the Company's current plans call for capital spending to increase during the second and third quarters of 1996.

         Long-term debt, including current maturities, at March 31, 1996 totaled $34.8 million compared to $34.7 million at December 31, 1995, with the increase attributable to accretion of debt discount during the three month period ended March 31, 1996. Long-term debt at March 31, 1996 consisted of $25 million of Senior Notes and $9.8 million related to the Subordinated Series A Note which was originally issued at a discount (face amount of $11 million). In April 1996 the Company utilized a portion of the proceeds of its initial public offering of common stock to repay the Subordinated Series A Note and, during the second quarter of 1996, the Company will record an extraordinary charge of approximately $736,000, net of tax, to write off the remaining unamortized debt discount.

         The Company maintains a $10 million unsecured revolving credit facility with a major bank which expires January 31, 1997. The revolving credit facility provides for borrowings and the issuance of letters of credit up to the lesser of $10 million or a borrowing base, consisting of accounts receivable and inventory. At March 31, 1996, no borrowings were outstanding, $2.5 million of letters of credit were outstanding and $7.5 million was available under the revolving credit facility.

         The Company's capital resources consist of its cash balance at March 31, 1996, the remaining proceeds of its initial public offering, future cash flows from operations and the borrowing capacity under the revolving credit facility. The Company believes that these resources should be sufficient to fund capital expenditures and meet other operating requirements for the foreseeable future. These resources should also be sufficient to fund currently identified potential acquisition opportunities.

SEASONALITY

         Historically, the Company's operations have experienced certain seasonal patterns. Generally, the Company's net sales are highest in the first quarter and lowest in the third quarter of each year. These fluctuations are due in part to the seasonal variance in the death rate, with a greater number of deaths generally occurring in cold weather months, and the timing of the Company's annual manufacturing facility vacation shutdowns, which occur primarily in the third quarter. In addition, operating results can vary between quarters of the same or different years due to, among other things, fluctuations in the number of deaths, changes in product mix, limitations on the timing of price increases, and variances in the cost of raw materials. As a result, the Company experiences variability in its operating results on a quarterly basis, which may make quarterly year-to-year comparisons less meaningful.

INFLATION

         Historically, inflation has not had a material impact on the results of operations of the Company.

                                        8
PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company was reincorporated in Delaware pursuant to a merger of The York Group, Inc., a Pennsylvania corporation, with and into The York Group, Inc., a Delaware corporation. A special meeting of stockholders of the Pennsylvania corporation was held on January 24, 1996 to (i) approve the merger,
(ii) approve the Company's 1996 Employee Stock Option Plan, and (iii) approve the Company's 1996 Independent Director Stock Option Plan. As to each of the matters, the number of votes cast for, against, and withheld were as follows:


                                                 FOR        AGAINST     WITHHELD

Approve the merger ......................      1,103,387      -0-            -0-

Approve the Company's
1996 Stock Option Plan ..................      1,084,087      -0-         19,300

Approve the Company's 1996
Independent Director Stock Option
Plan ....................................      1,005,313      78,774      19,300




The stockholder of the newly formed Delaware corporation approved the merger and the option plans by unanimous written consent on January 24, 1996.

         On March 11, 1996 the Company held a special meeting of stockholders to elect directors. The following table sets forth the name of each director, and the number of votes cast for each director or withheld.

                                                                       WITHHELD
       NAME                                               FOR          AUTHORITY

Bruce E. Elder ............................           4,701,120           -0-

George L. Foley, Jr. ......................           4,635,920           65,200

Eldon P. Nuss .............................           4,701,120           -0-

Kirk P. Pendleton .........................           4,701,120           -0-

Gerald D. Runnels .........................           4,635,920           65,200

Bill W. Wilcock ...........................           4,701,120           -0-



ITEM 5.  OTHER INFORMATION

         On April 8, 1996, the Company closed the initial public offering of 2,645,000 share of its common stock, 2,145,000 shares of which were sold by the Company and 500,000 shares of which were sold by stockholders of the Company.

                                        9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27 - Financial data schedule.

         (b)      Reports on Form 8-K

 There were no reports on Form 8-K during the three months ended March 31, 1996.

                                       10

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 9, 1996                           THE YORK GROUP INC.



                               BY:/S/ DAVID F. BECK
                                      David F. Beck
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and Duly
                                       Authorized Officer)

                                       11