Form 10-Q
period 1996-06-30
YORK GROUP INC \DE\
filed 1996-08-12
CIK 1007084

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1996

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER: 33-846

                              THE YORK GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                          76-0490631
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                               NUMBER)

9430 OLD KATY ROAD, HOUSTON, TEXAS                            77055
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                 (713) 984-5500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES [ X ] NO [   ]

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF AUGUST 12, 1996 WAS 7,709,864.

                              THE YORK GROUP, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE

  ITEM 1.   FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEETS -
                 JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995.............2

            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) -
             THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                 SIX  MONTHS ENDED JUNE 30, 1996 AND 1995....................3

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -
                 SIX  MONTHS ENDED JUNE 30, 1996 AND 1995....................4

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)...........5

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                 AND FINANCIAL CONDITION.....................................7

PART II. OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................9

SIGNATURE...................................................................10

PART  I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

                              THE YORK GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                           (Unaudited)  (Audited)
                                                            June 30,    December 31,
                         ASSETS                               1996          1995
                                                          ------------    --------
CURRENT ASSETS:
    Cash and cash equivalents .........................   $     33,442    $ 10,896
    Accounts and notes receivable, net of allowance for
      doubtful accounts and returns and allowances of
      $1,828 in 1996 and $1,586 in 1995:
         Stockholders and affiliates ..................          5,681       6,457
         Other ........................................          5,368       4,682
    Inventories (Note 2) ..............................         15,717      16,925
    Prepaid expenses ..................................            872         416
    Deferred tax assets, net ..........................          2,046       1,918
                                                          ------------    --------
       Total current assets ...........................         63,126      41,294
                                                          ------------    --------
PROPERTY, PLANT AND EQUIPMENT:
    Land and improvements .............................          2,907       2,897
    Buildings and improvements ........................         10,311       9,973
    Equipment .........................................         27,133      26,607
    Construction-in -progress .........................          2,254       1,197
                                                          ------------    --------
                                                                42,605      40,674
    Less: accumulated depreciation ....................        (14,494)    (12,819)
                                                          ------------    --------
        Property, plant and equipment, net ............         28,111      27,855
                                                          ------------    --------
NOTES RECEIVABLE:
    Related party .....................................            831         903
    Other .............................................                         28

OTHER NONCURRENT ASSETS ...............................            238         252
                                                          ------------    --------
        Total assets ..................................   $     92,306    $ 70,332
                                                          ============    ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ..................................   $      3,623    $  3,701
    Accrued expenses ..................................          9,817       8,292
    Income taxes payable ..............................           --           148
                                                          ------------    --------
       Total current liabilities ......................         13,440      12,141
                                                          ------------    --------
OTHER NONCURRENT LIABILITIES ..........................          1,400       1,400
                                                          ------------    --------
DEFFERED TAX LIABILITY ................................          3,934       3,686
                                                          ------------    --------
LONG-TERM DEBT (Note 4 ) ..............................         25,000      34,660
                                                          ------------    --------
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000
       shares authorized and unissued .................           --          --
    Common stock, $.01 par value, 25,000,000
       shares authorized;  7,709,864 and
       5,388,864 shares issued and outstanding ........             77          54
    Additional paid-in capital ........................         28,177       2,428
    Retained earnings .................................         20,278      15,963
                                                          ------------    --------
       Total stockholders' equity .....................         48,532      18,445
                                                          ------------    --------
       Total liabilities and stockholders' equity .....   $     92,306    $ 70,332
                                                          ============    ========

              The accompanying notes are an integral part of these
                             financial statements.

                              THE YORK GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                             Three Months Ended June 30,   Six Months Ended June 30,
                                                                             ---------------------------   -------------------------
                                                                                 1996        1995             1996         1995
                                                                             -----------   -----------   -----------    -----------

NET SALES (including sales to stockholders and affiliates of $19,921 and $19,188 for the three months ended June 30, 1996 and 1995, respectively, and $42,653 and $40,364 for the
             six months ended June 30, 1996 and 1995, respectively ........  $    34,872   $    32,555   $    72,974    $    67,828

COST OF SALES .............................................................       27,417        25,670        56,957         52,987
                                                                             -----------   -----------   -----------    -----------
          Gross profit ....................................................        7,455         6,885        16,017         14,841
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES ...............................................        2,872         2,418         5,566          4,803
                                                                             -----------   -----------   -----------    -----------
          Operating income ................................................        4,583         4,467        10,451         10,038
INTEREST EXPENSE, NET .....................................................          (68)         (723)         (764)        (1,497)
                                                                             -----------   -----------   -----------    -----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM .........................        4,515         3,744         9,687          8,541
INCOME TAX PROVISION ......................................................        1,694         1,441         3,633          3,288
                                                                             -----------   -----------   -----------    -----------
INCOME BEFORE EXTRAORDINARY ITEM ..........................................        2,821         2,303         6,054          5,253
EXTRAORDINARY ITEM, less applicable tax (Note 4) ..........................         (736)         --            (736)          --
                                                                             -----------   -----------   -----------    -----------
NET INCOME ................................................................  $     2,085   $     2,303   $     5,318    $     5,253
                                                                             ===========   ===========   ===========    ===========
EARNINGS PER SHARE:
          Income before extraordinary item ................................  $       .36   $       .42   $       .90    $       .96
                                                                             ===========   ===========   ===========    ===========

          Net income ......................................................  $       .27   $       .42   $       .79    $       .96
                                                                             ===========   ===========   ===========    ===========


AVERAGE SHARES OUTSTANDING ................................................    7,801,839     5,495,844     6,717,321      5,465,105
                                                                             ===========   ===========   ===========    ===========

         The accompanying notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                             Six Months Ended June 30,
                                                             -------------------------
                                                                 1996        1995
                                                               --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................................   $  5,318    $ 5,253
   Adjustments to reconcile income to net cash
      provided by operating activities-
        Depreciation and amortization ......................      1,846      1,899
        Deferred income tax provision ......................        120        214
        Loss on disposition of property, plant and equipment         16         24
        Provision for doubtful accounts ....................         30         33
        Write-off of debt discount .........................      1,178       --
        Decrease/(Increase) in:
           Accounts receivable .............................         34        834
           Inventories .....................................      1,208       (693)
           Prepaid expenses ................................       (229)        26
           Prepaid income taxes ............................       (227)       113
        Increase/(Decrease) in:
           Accounts payable ................................        (78)      (693)
           Accrued expenses ................................      1,530        201
           Income taxes payable ............................       (148)       313
           Other noncurrent liabilities ....................       --          (10)
                                                               --------    -------
              Net cash provided by operating activities ....     10,598      7,514
                                                               --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Securities purchased ....................................       --          (11)
   Capital expenditures ....................................     (1,949)    (1,864)
   Collection of notes receivable ..........................        153        149
   Advances under notes receivable .........................        (25)      --
                                                               --------    -------
              Net cash used in investing activities ........     (1,821)    (1,726)
                                                               --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid ..........................................     (1,004)      (651)
   Payment of deferred financing charges ...................       --           (4)
   Repayment of long-term debt .............................    (11,000)      (285)
   Proceeds from issuance of common stock,
     net of issuance costs .................................     25,773      1,895
                                                               --------    -------
              Net cash provided by financing activities ....     13,769        955
                                                               --------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..................     22,546      6,743
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............     10,896      2,837
                                                               --------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................   $ 33,442    $ 9,580
                                                               ========    =======

   The accompanying notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1996

              1. BASIS  OF  PRESENTATION

              The accompanying consolidated financial statements include the accounts of The York Group, Inc. and all majority owned subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the December 31, 1995 audited financial statements and the notes thereto. In the opinion of the Company, all adjustments and eliminations, consisting only of normal and recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 1996 and December 31, 1995 and the consolidated results of its operations for the three months and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

              2. INVENTORIES

              Inventories consisted of the following :

                                            June 30,      December 31,
                                              1996           1995
                                          -------------  -------------
                                                ( in thousands )

                 Raw  materials                 $8,443         $8,173
                 Work  in  process               3,585          2,871
                 Finished  goods                 3,689          5,881
                                          -------------  -------------

                                               $15,717        $16,925
                                          =============  =============

              3. CONTINGENCIES

              Environmental Matters

              In 1991, the Georgia Department of Natural Resources (the GDNR) issued a Notice of Violation Consent Order alleging that the Company's Lawrenceville, Georgia facility was storing and treating hazardous wastes without a permit and was otherwise in violation of certain hazardous waste regulations in the operation of its electroplating line and associated wastewater treatment system. The GDNR approved a closure-plan and post closure plan for the facility in August 1994, and issued a Hazardous Waste Facility Permit effective September 27, 1995 to document these post-closure care requirements. The Company has provided financial assurance in the form of a letter of credit in the amount of approximately $1,050,000 to secure its post - closure care obligations.

              At June 30, 1996 and December 31, 1995, the Company had a reserve of approximately $1,400,000 and $1,700,000, respectively , for the estimated future costs to complete the implementation of the post-closure plan. It is possible that the remediation costs could be different than these reserves due to unforseen factors that arise as the closure occurs and due to the length of time during which monitoring activities will be conducted. Accordingly, these reserves will be adjusted as information becomes available indicating that higher or lower remediation costs will be incurred.

              4. CAPITALIZATION  EVENT

              In April 1996, the Company completed an initial public offering (the "Offering") of 2,645,000 shares of its common stock. 2,145,000 shares were sold by the Company and 500,000 shares were sold by certain stockholders of the Company (the "Selling Stockholders"). The Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders. Net proceeds to the Company from the Offering, after deduction of associated expenses, were approximately $25,300,000.

              The Company utilized a portion of the proceeds from the Offering to repay its $11,000,000 Subordinated Series A Note, which was originally issued at a discount. The early extinguishment of this debt resulted in an extraordinary charge of $736,000, net of tax, during the three month period ending June 30, 1996, related to the write-off of the unamortized discount.

        Item 2.Management's Discussion and Analysis of Results of Operations and Financial Condition

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

        In April 1996 the Company completed an initial public offering of 2,145,000 shares of its common stock. A portion of the net proceeds of approximately $25.3 million was used to repay the Company's subordinated debt, with the remainder designated for general corporate purposes, including potential acquisitions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

        Net sales increased $2.3 million, or 7.1%. The increase reflects an 8.6% increase in finished casket volume, a 13.3% increase in components volume as well as increased net prices, partially offset by a disproportionate growth in lower priced finished metal caskets.

        Gross profit increased $570,000, or 8.3%. Gross margin increased from 21.2% to 21.4%. The gross margin was affected by increased sales volume and net price increases, partially offset by disproportionate unit growth in lower priced metal casket products, high demand for new metal products which were introduced at price points aimed at market share growth, and a lower growth in demand for hardwood products.

        Selling, general and administrative expenses increased $454,000, or 18.8%, and as a percentage of net sales, increased from 7.4% to 8.2%. The increase in selling, general and administrative expenses as a percentage of net sales reflects an increase in the number of personnel and related hiring and relocation costs, expenses related to the Company's launch of its preneed insurance program, public reporting and other costs associated with being a public company following the Company's initial public offering, and general cost increases, offset partially by higher net sales.

        Net interest expense decreased $655,000, or 90.6%. The decrease reflects the early extinguishment of the Company's $11,000,000 Subordinated Series A Note and higher interest income earnings due to increased cash balances.

        The Company's effective tax rate decreased from 38.5% to 37.5%. The reduction reflects a decrease in nondeductible expenses.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

        Many of the factors that affected second quarter results also had an impact on year to date results. Refer to the second quarter comparison for additional discussion.

        Net sales increased $5.1 million, or 7.6%. The increase reflects a 7.9% increase in finished casket volume, a 9.2% increase in components volume as well as increased net prices, partially offset by disproportionate growth in lower priced finished metal caskets.

        Gross profit increased $1,176,000, or 7.9%. Gross margin increased from 21.9% to 22.0%.

        Selling, general and administrative expenses increased $763,000, or 15.9%, and as a percentage of net sales, increased from 7.1% to 7.6%.

        Net interest expense decreased $733,000, or 49.0%.

        The Company's effective tax rate decreased from 38.5% to 37.5%.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has historically relied on cash flow from operations as well as borrowings from banks and other lenders to fund its operations. In April 1996 the Company completed an initial public offering of common stock in which it sold 2,145,000 shares of common stock at $13 per share. A portion of the net proceeds of the offering of approximately $25.3 million was used to repay the Company's outstanding subordinated debt and the remainder will be available for general corporate purposes, including potential acquisitions.

        Cash and cash equivalents were $33.4 million at June 30, 1996, an increase of $22.5 million from December 31, 1995. For the six months ended June 30, 1996, cash provided from operations totaled approximately $10.6 million, cash used in investing activities totaled $1.8 million and cash provided by financing activities totaled $13.8 million.

        Capital expenditures during both the six months ended June 30, 1996 and 1995 were approximately $1.9 million. The Company has outstanding commitments of approximately $435,000 for a major capital improvement at its hardwood manufacturing facility, and the Company's current plans call for capital spending to increase modestly during the second half of 1996.

        Long-term debt at June 30, 1996 totaled $25.0 million compared to $34.7 million at December 31, 1995, with the decrease attributable to the extinguishment of the $11,000,000 ($9,822,000 net of the recorded discount) Subordinated Series A Note during the three month period ended June 30, 1996. Long-term debt at June 30, 1996 consisted of $25.0 million of Senior Notes. In connection with the repayment of the Subordinated Series A Note, the Company recorded an extraordinary charge of approximately $736,000, net of tax, to write off the remaining unamortized debt discount.

        The Company maintains a $10 million unsecured revolving credit facility with a major bank which expires January 31, 1997. The revolving credit facility provides for borrowings and the issuance of letters of credit up to the lesser of $10 million or a borrowing base, consisting of accounts receivable and inventory. At June 30, 1996, no borrowings were outstanding, $2.3 million of letters of credit were outstanding and $7.7 million was available under the revolving credit facility.

        The Company's capital resources consist of its cash balance at June 30, 1996, future cash flows from operations and the borrowing capacity under the revolving credit facility. The Company believes that these resources should be sufficient to fund capital expenditures and meet other operating requirements for the foreseeable future. These resources should also be sufficient to fund currently identified potential acquisition opportunities.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (A)    EXHIBITS

               27 - FINANCIAL DATA SCHEDULE.

        (B)    REPORTS ON FORM 8-K

               THERE WERE NO REPORTS ON FORM 8-K DURING THE THREE MONTHS ENDED JUNE 30, 1996.

                                    SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

AUGUST 12, 1996                   THE YORK GROUP INC.

                          BY: /s/ DAVID F. BECK
                                  ------------------------------------------
                                  David F. Beck
                                  VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                  (PRINCIPAL FINANCIAL OFFICER AND DULY
                                  AUTHORIZED OFFICER)

