Form 10-Q
period 1996-09-30
YORK GROUP INC \DE\
filed 1996-11-13
CIK 1007084

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

   [X] QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the period ended September 30, 1996

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM____TO____

                         Commission file number: 33-846

                        -----------------------------

                              THE YORK GROUP, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                           76-0490631
(State or other jurisdiction of                  (I.R.S. employer identification
incorporation or organization)                               number)

9430 OLD KATY ROAD, HOUSTON , TEXAS                          77055
(Address of principal executive offices)                   (Zip Code)

                              (713) 984-5500
             (Registrant's telephone number, including area code)

                        ------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES [ X ]  NO [  ]

The number of shares outstanding of the registrant's common stock as of November 12, 1996 was 7,874,864.

                              THE YORK GROUP, INC.

                                      INDEX

Part I.  Financial Information                                          Page

     Item 1. Financial Statements

             Consolidated Balance Sheets -
                  September 30, 1996 (Unaudited) and December 31, 1995    2

             Consolidated Statements of Income (Unaudited)
                  Three months ended September 30, 1996 and 1995
                  Nine months ended September 30, 1996 and 1995 ......    3

             Consolidated Statements of Cash Flows (Unaudited)
                  Nine months ended September 30, 1996 and 1995 ......    4

             Notes to Consolidated Financial Statements (Unaudited) ..    5

     Item 2. Management's Discussion and Analysis of
                  Results of Operations
                  and Financial Condition ............................    7

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K ........................   10

Signature ............................................................   11

PART 1. FINANCIAL INFORMATION

   Item 1. Financial Statements

                              THE YORK GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                     (Unaudited)     (Audited)
                                                     September 30,  December 31,
                       ASSETS                            1996          1995
                                                     ------------   ------------
CURRENT ASSETS:
    Cash and cash equivalents ...................... $     32,483    $ 10,896
    Accounts and notes receivable, net of
      allowance for doubtful accounts and
      returns and allowances of $1,916 in
      1996 and $1,586 in 1995:
         Stockholders and affiliates ...............        5,273       6,457
         Other .....................................        5,591       4,682
    Inventories (Note 2) ...........................       18,564      16,925
    Prepaid expenses ...............................        1,155         416
    Deferred tax assets, net .......................        2,047       1,918
                                                     ------------    --------
       Total current assets ........................       65,113      41,294
                                                     ------------    --------
PROPERTY, PLANT AND EQUIPMENT:
    Land and improvements ..........................        2,949       2,897
    Buildings and improvements .....................       10,416       9,973
    Equipment ......................................       27,718      26,607
    Construction-in -progress ......................        2,904       1,197
                                                     ------------    --------
                                                           43,987      40,674
    Less: accumulated depreciation .................      (15,302)    (12,819)
                                                     ------------    --------
        Property, plant and equipment, net .........       28,685      27,855
                                                     ------------    --------
NOTES RECEIVABLE:
    Related party ..................................          241         903
    Other ..........................................                       28

OTHER NONCURRENT ASSETS ............................          275         252
                                                     ------------    --------
        Total assets ............................... $     94,314    $ 70,332
                                                     ============    ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ............................... $      3,639    $  3,701
    Accrued expenses ...............................        9,839       8,292
    Current portion of long-term debt ..............           89           0
    Income taxes payable ...........................            0         148
                                                     ------------    --------
       Total current liabilities ...................       13,567      12,141
                                                     ------------    --------
OTHER NONCURRENT LIABILITIES .......................        1,311       1,400
                                                     ------------    --------
DEFFERED TAX LIABILITY .............................        3,983       3,686
                                                     ------------    --------
LONG-TERM DEBT (Note 4 ) ...........................       25,077      34,660
                                                     ------------    --------
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000
       shares authorized and unissued ..............         --          --
    Common stock, $.01 par value, 25,000,000
       shares authorized; 7,709,864 and
       5,388,864 shares issued and outstanding .....           77          54
    Additional paid-in capital .....................       28,177       2,428
    Retained earnings ..............................       22,122      15,963
                                                     ------------    --------
       Total stockholders' equity ..................       50,376      18,445
                                                     ------------    --------
       Total liabilities and stockholders' equity .. $     94,314    $ 70,332
                                                     ============    ========

   The accompanying notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except share and per share data)
                                  (Unaudited)

                                                                  THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                                  --------------------------------   -------------------------------
                                                                       1996              1995             1996              1995
                                                                  -------------      -------------     -----------      ------------
NET SALES (including sales to stockholders and affiliates of
    $16,381 and $16,828 for the three months ended September 30,
    1996 and 1995, respectively, and $59,034 and $57,192 for the
    nine months ended September 30, 1996 and 1995, respectively)    $    28,509      $    28,629      $   101,483      $    96,457

COST OF SALES ..................................................         22,492           23,017           79,449           76,004
                                                                    -----------      -----------      -----------      -----------
    Gross profit ...............................................          6,017            5,612           22,034           20,453

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES ....................................          2,564            2,308            8,130            7,111
                                                                    -----------      -----------      -----------      -----------
    Operating income ...........................................          3,453            3,304           13,904           13,342

INTEREST EXPENSE, NET ..........................................            (10)            (711)            (774)          (2,208)
                                                                    -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ..............          3,443            2,593           13,130           11,134

INCOME TAX PROVISION ...........................................          1,289              999            4,922            4,287
                                                                    -----------      -----------      -----------      -----------
INCOME BEFORE EXTRAORDINARY ITEM ...............................          2,154            1,594            8,208            6,847

EXTRAORDINARY ITEM, less applicable tax (Note 4) ...............              0                0             (736)               0
                                                                    -----------      -----------      -----------      -----------
NET INCOME .....................................................    $     2,154      $     1,594      $     7,472      $     6,847
                                                                    ===========      ===========      ===========      ===========
EARNINGS PER SHARE:
          Income before extraordinary item .....................    $       .27      $       .29      $      1.16      $      1.25
                                                                    ===========      ===========      ===========      ===========
          Net income ...........................................    $       .27      $       .29      $      1.05      $      1.25
                                                                    ===========      ===========      ===========      ===========
AVERAGE SHARES OUTSTANDING .....................................      7,831,164        5,558,820        7,083,259        5,496,343
                                                                    ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------
                                                    1996           1995
                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................  $  7,472       $  6,847
   Adjustments to reconcile income to net cash
      provided by operating activities-
        Depreciation and amortization ..........     2,663          2,879
        Deferred income tax provision ..........       163            203
        Loss on disposition of property, plant
          and equipment ........................       112             31
        Provision for doubtful accounts ........        42             47
        Write-off of debt discount .............     1,178           --
        Decrease/(Increase) in:
           Accounts receivable .................       651          1,510
           Inventories .........................       524           (261)
           Prepaid expenses ....................      (296)          (113)
           Prepaid income taxes ................      (376)           113
        Increase/(Decrease) in:
           Accounts payable ....................      (244)          (899)
           Accrued expenses ....................     1,233            124
           Income taxes payable ................      (148)           277
           Other noncurrent liabilities ........      --              (10)
                                                  --------       --------
              Net cash provided by operating
                activities .....................    12,974         10,748
                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Securities purchased ........................      --              (11)
   Capital expenditures ........................    (3,267)        (2,758)
   Collection of notes receivable ..............       226            223
   Advances under notes receivable .............       (25)          --
                                                  --------       --------
              Net cash used in investing
                activities .....................    (3,066)        (2,546)
                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid ..............................    (1,312)        (1,307)
   Payment of deferred financing charges .......      --               (4)
   Repayment of long-term debt .................   (12,782)          (433)
   Proceeds from issuance of common stock, .....    25,773           --
     net of issuance costs .....................      --            2,326
                                                  --------       --------
              Net cash provided by financing
                activities .....................    11,679            582
                                                  --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ......    21,587          8,784

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .    10,896          2,837
                                                  --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......  $ 32,483       $ 11,621
                                                  ========       ========

   The accompanying notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1996

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The York Group, Inc. and all majority owned subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the December 31, 1995 audited financial statements and the notes thereto. In the opinion of the Company, all adjustments and eliminations, consisting only of normal and recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 1996 and December 31, 1995 and the consolidated results of its operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2.   INVENTORIES

                                      September 30,       December 31,
                                          1996                1995
                                      ------------        ------------
                                               (in thousands)
Raw  materials                             $8,075              $8,173
Work  in  process                           2,722               2,871
Finished  goods                             7,767               5,881
                                      ------------        ------------
                                          $18,564             $16,925
                                      ============        ============

3.   CONTINGENCIES

ENVIRONMENTAL MATTERS

In 1991, the Georgia Department of Natural Resources (the GDNR) issued a Notice of Violation - Consent Order alleging that the Company's Lawrenceville, Georgia facility was storing and treating hazardous wastes without a permit and was otherwise in violation of certain hazardous waste regulations in the operation of its electroplating line and associated waste water treatment system. The GDNR approved a closure-plan and post-closure plan for the facility in August 1994, and issued a Hazardous Waste Facility Permit effective September 27, 1995 to document the post-closure care requirements. The Company has provided financial assurance in the form of a letter of credit in the amount of approximately $1,050,000 to secure its post-closure care obligations.

At September 30, 1996 and December 31, 1995, the Company had reserves of approximately $1,300,000 and $1,700,000, respectively, for estimated costs to complete the implementation of the post-closure plan. Actual remediation costs may differ from estimates due to unforeseen factors which may arise as the closure occurs. Accordingly, these reserves may be adjusted as additional information becomes available.

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

The Company utilized a portion of the proceeds from the Offering to repay its $11,000,000 Subordinated Series A Note, which was originally issued at a discount. The early extinguishment of this debt resulted in an extraordinary charge of $736,000, net of tax, during the three month period ended June 30, 1996, related to the write-off of the unamortized discount.

5.  ACQUISITION

On September 30, 1996, the Company completed the acquisition of substantially all the business assets and assumed the associated debts and liabilities of Hamilton Distributing Company, a casket distributor. The acquisition was accounted for using the purchase method of accounting. Pro forma results of operations have not been presented because the effects of the acquisition were not significant.

6.  SUBSEQUENT EVENT

During October 1996, the Company acquired the business assets and assumed the associated debts and liabilities of The Doody Group, Inc., a provider of architectural and interior design services and merchandising programs to the funeral service industry. The acquisition will be accounted for using the purchase method of accounting. Pro forma results of operations have not been presented because the effects of the acquisition are not significant.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

  For the third quarter, 1996 net sales were flat compared to 1995. This reflects a slight decrease in both finished casket and component volumes, offset by increased net prices. The finished casket volume decline is primarily attributable to weak hardwood product sales and a scheduled week of plant shutdown at one assembly facility taken during the third quarter of 1996, which in 1995 was scheduled and taken during the fourth quarter.

  Gross profit increased $405,000, or 7.2%. Gross margin increased from 19.6% to 21.1%. The gross margin was affected by favorable raw material costs and net price increases, partially offset by decreased casket volume, particularly of hardwood products, and high demand for new metal products which were introduced at price points aimed at market share growth.

  Selling, general and administrative expenses increased $256,000, or 11.1%, and as a percentage of net sales increased from 8.1% to 9.0%. The increase in selling, general and administrative expenses as a percentage of net sales reflects an increase in the number of personnel and related hiring and relocation costs, expenses related to the Company's launch of its preneed insurance program, public reporting and other costs associated with being a public company following the Company's initial public offering, and general cost increases.

  Net interest expense decreased $701,000, or 98.6%. The decrease reflects the early extinguishment of the Company's $11,000,000 Subordinated Series A Note and higher interest earnings due to increased cash balances.

  The Company's effective tax rate decreased from 38.5% to 37.5%. The reduction reflects a decrease in nondeductible expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

  Many of the factors that affected third quarter results also had an impact on year to date results. Refer to the third quarter comparison for additional discussion.

  Net sales increased $5 million, or 5.2%. The increase reflects a 4.9% increase in finished casket volume, and a 6.2% increase in component volume as well as increased net prices, partially offset by disproportionate growth in lower priced finished metal caskets and continued weak sales of hardwood products.

  Gross profit increased $1.6 million, or 7.7%. Gross margin increased from 21.2% to 21.7%. Gross margin was affected by increased sales volume, net price increases and favorable raw material costs, partially offset by the changes in product mix.

  Selling, general and administrative expenses increased $1.0 million , or 14.3%, and as a percentage of net sales, increased from 7.4% to 8.0%.

  Net interest expense decreased $1.4 million, or 65.0%.

  The Company's effective tax rate decreased from 38.5% to 37.5%.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically relied on cash flow from operations as well as borrowings from banks and other lenders to fund its operations. In April 1996 the Company completed an initial public offering of common stock in which it sold 2,145,000 shares of common stock at $13 per share. A portion of the net proceeds of the offering of approximately $25.3 million was used to repay the Company's outstanding subordinated debt and the remainder is available for general corporate purposes, including potential acquisitions.

  Cash and cash equivalents were $32.5 million at September 30, 1996, an increase of $21.6 million from December 31, 1995. For the nine months ended September 30, 1996, cash provided from operations totaled $13.0 million, cash used in investing activities totaled $3.1 million and cash provided by financing activities totaled $11.7 million.

  Capital expenditures for the nine months ended September 30, 1996 and 1995 were approximately $3.3 million and $2.8 million respectively.

  The Company utilized approximately $1.8 million of cash to repay assumed indebtedness associated with its acquisition of Hamilton Distributing Company, a casket distributor.

  Long-term debt at September 30, 1996 totaled $25.0 million compared to $34.7 million at December 31, 1995, with the decrease attributable to the extinguishment of the $11,000,000 ($9,822,000 net of the recorded discount) Subordinated Series A Note during the three month period ended June 30, 1996. Long-term debt at September 30, 1996 consisted of $25.0 million of Senior Notes. In connection with the repayment of the Subordinated Series A Note, the Company recorded an extraordinary charge of approximately $736,000, net of tax, to write off the remaining unamortized debt discount.

  The Company maintains a $10.0 million unsecured revolving credit facility with a major bank which expires January 31, 1997. The revolving credit facility provides for borrowings and the issuance of letters of credit up to the lesser of $10.0 million or a borrowing base, consisting of accounts receivable and inventory. At September 30, 1996, no borrowings were outstanding, $2.3 million of letters of credit were outstanding and $7.7 million was available under the revolving credit facility.

  The Company's capital resources consist of its cash balance at September 30, 1996, future cash flows from operations and the borrowing capacity under the revolving credit facility. The Company believes that these resources should be sufficient to fund capital expenditures and meet other operating requirements for the foreseeable future. These resources should also be sufficient to fund currently identified potential acquisition opportunities.

  Historically, the Company's operations have experienced certain seasonal patterns. Generally, the Company's net sales are highest in the first quarter and lowest in the third quarter of each year. These fluctuations are due in part to the seasonal variance in the death rate, with a greater number of deaths generally occurring in cold weather months, and the timing of the Company's annual manufacturing facilities vacation shutdowns, which occur primarily in the third quarter. In addition, operating results can vary between quarters of the same or different years due to, among other things, fluctuations in the number of deaths, changes in product mix, limitations on the timing of price increases, and variances in the cost of raw materials. As a result, the Company experiences variability in its operating results on a quarterly basis, which may make quarterly year-to-year comparisons less meaningful.

INFLATION

  Historically, inflation has not had a material impact on the results of operations of the Company.

                  PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27 - Financial data schedule

         (b)   Reports on Form 8-K

               There were no reports on Form 8-K during the three months ended September 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 12, 1996            THE YORK GROUP, INC.


                             By: /s/ DAVID F. BECK
                                     David F. Beck
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer and
                                     Duly Authorized Officer)