Form 10-K
period 1996-12-31
YORK GROUP INC \DE\
filed 1997-03-26
CIK 1007084

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                        COMMISSION FILE NUMBER: 0-28096

                            ------------------------

                              THE YORK GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                        76-0490631
   (STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
   INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)
 9430 OLD KATY ROAD, HOUSTON, TEXAS                              77055
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)                                        (ZIP CODE)

                                 (713) 984-5500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.01 par value
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No. [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 17, 1997, there were 7,999,864 shares of The York Group, Inc. Common Stock, $.01 par value, issued and outstanding, 6,559,684 of which, having an aggregate market value of approximately $127,913,838, were held by non-affiliates of the registrant (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant's Common Stock).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement related to the registrant's 1997 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1996, are incorporated by reference into Part III of this Form 10-K.
================================================================================

                               TABLE OF CONTENTS

                                           PAGE
                                           ----

Item  1.  Business......................      1

Item  2.  Properties....................      4

Item  3.  Legal Proceedings.............      5

Item  4.  Submission of Matters to a
          Vote of Security Holders......      5

Item  5.  Market for Registrant's Common
          Equity and Related Stockholder
          Matters ......................      5

Item  6.  Selected Financial Data.......      6

Item  7.  Management's Discussion and
          Analysis of Financial
          Condition and Results of
          Operations ...................      7

                 General................      7

                 Results of
                 Operations.............      8

                 Liquidity and Capital
                 Resources..............      8

                 Selected Quarterly
                 Operating Results and
                 Seasonality............      9

                 Inflation..............     10

                 Foward-Looking
                 Statements.............     10

Item  8.  Financial Statements and
          Supplementary Data............     10

Item  9.  Changes in and Disagreements
          with Accountants on Accounting
          and Financial Disclosure .....     10

Item 10.  Directors and Executive
          Officers of the Registrant....     10

Item 11.  Executive Compensation........     11

Item 12.  Security Ownership of Certain
          Beneficial Owners and
          Management....................     11

Item 13.  Certain Relationships and
          Related Transactions..........     11

Item 14.  Exhibits, Financial Statement
          Schedules and Reports on Form
          8-K...........................     11

                                     PART I
ITEM 1.  BUSINESS

INDUSTRY OVERVIEW

     The York Group, Inc. (the "Company" or "York") is the second largest casket manufacturer in the United States and has an approximate 14% share of the finished casket market. According to industry sources, there are approximately 22,000 domestic funeral homes, which purchase approximately $1.1 billion of finished caskets annually.

     Caskets generally are categorized by the type of material from which they are produced, with three categories: metal, wood and other. According to statistics compiled and released by the Casket & Funeral Supply Association of America, approximately 1.9 million caskets were sold in the United States in 1996, with metal caskets accounting for approximately 1.3 million units, wood caskets accounting for approximately 300,000 units and other caskets accounting for approximately 300,000 units.

     The number of casket manufacturers, assemblers and distributors has declined over the past thirty years as a result of industry consolidation. The Company estimates that the three largest casket manufacturers accounted for over 60% of the finished casket unit volume in 1996.

     The casket industry is characterized by generally favorable demographic trends that have allowed the major manufacturers to enjoy relatively stable, non-cyclical and fairly predictable business conditions. The number of deaths in the United States has grown at an annual compound rate of approximately 1%, increasing from approximately 2.0 million deaths in 1980 to approximately 2.3 million deaths in 1996. According to a 1993 report prepared by the United States Department of Commerce, Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1% per year between the years 1993 and 2000. While an increasing number of annual deaths would be expected to increase the demand for caskets, a steady, gradual growth in the number of cremations in the United States has mitigated much of the potential benefit. According to industry statistics compiled and released by the Cremation Association of North America ("CANA"), cremation was used in connection with approximately 21% of the deaths in the United States in 1996, compared with approximately 10% in 1980. As a result, the number of caskets sold in the United States has remained fairly constant, with unit volumes of approximately 1.8 million to 1.9 million caskets per year over the past ten years. These same CANA statistics suggest that cremation could be used in connection with approximately 26% of the deaths in the United States in 2000.

THE COMPANY

     The Company produces a wide variety of metal and wood caskets, as well as casket components. Metal caskets are made from various gauges of cold rolled steel, stainless steel, copper and bronze. Wood caskets are made from nine different wood species ranging from poplar to mahogany, as well as from veneer and paper covered particle and fiber board. Casket components include stamped metal parts, as well as various other exterior and interior parts. The Company believes that it is the largest domestic supplier of casket components to other casket manufacturers and assemblers.

     The Company's finished caskets are marketed through a network of approximately 60 Company and privately owned distributors that serve an estimated 15,000 domestic funeral homes, as well as certain foreign markets.

PRODUCTS

     CASKETS. The Company believes it manufactures a more comprehensive line of metal and wood caskets than any of its major competitors. The Company produces many basic styles of metal and wood caskets with various differentiating elements. Caskets can be customized around several dozen basic designs in combination with many different options relating to such features as color, interior design, handles and trim in order to accommodate specific religious, ethnic, or other personal preferences.

     METAL CASKETS. Metal caskets are generally categorized by whether the casket is non-gasketed or gasketed and by material (i.e. bronze, copper, or steel) and in the case of steel, by the gauge, or thickness, of the metal. The Company's metal casket line consists of non-gasketed 20 gauge steel, gasketed 20, 18 and 16 gauge steel, and gasketed stainless steel, copper and bronze. The non-gasketed 20 gauge steel line is the least expensive of the metal caskets, and the prices generally increase in the order listed above.

     WOOD CASKETS. The Company's wood caskets are manufactured from nine different species of wood, as well as from veneer and paper covered particle and fiber board. The species of wood used are poplar, pine, ash, oak, maple, birch, cherry, walnut and mahogany. The Company is the largest manufacturer of all-wood constructed caskets, which are manufactured using pegged and dowelled construction, and include no metal parts. All-wood constructed caskets are preferred by certain religious groups.

     COMPONENTS. The Company manufactures casket components for its own use and for sale to other casket manufacturers and assemblers. These components include stamped metal body parts, metal locking mechanisms for gasketed metal caskets, adjustable beds, interior fabrics and panels, and metal and plastic handles and corners. The Company dyes fabrics used for casket interiors and also processes a line of fabrics for use in the production of cloth-covered caskets. In addition, embroidered panel fabrics are also processed by the Company.

DISTRIBUTION AND MARKETING

     The Company currently markets its finished caskets through approximately 60 Company and privately owned distributors. In 1996 approximately 1.3% of the Company's net sales were to customers outside the United States. The Company normally fills orders within one month and, therefore, does not have a significant backlog of unfilled orders.

     Though York's distributors generally concentrate their sales and service efforts in their primary market area, they are not assigned exclusive territories. York believes that each of its distributors is committed to providing the highest quality service to the funeral homes within its primary market area.

     York's major marketing efforts include a recently introduced pre-need insurance program, a cremation merchandising program, volume purchase programs, tour/training programs and The York Children's Foundation. Additionally, in late 1996 the Company acquired The Doody Group, Inc., a provider of merchandise planning and display services to the funeral industry.

     PRE-NEED INSURANCE PROGRAM. In recent years, funeral homes have become more active in the marketing of prearranged funeral plans as a way to maintain and increase future market share. Through a wholly owned subsidiary, the Company has introduced a program offering insurance policies to funeral homes for the funding of prearranged funerals. This program, which includes policies underwritten by life insurance companies, is designed to provide a financial incentive to funeral home operators to specify York products through insurance funded features, which offer additional payments to offset increases in the cost of a York casket. This program is expected to build the Company's future market share.

     VOLUME PURCHASE PROGRAMS. York offers several discount and rebate programs to funeral homes and groups based on the volume of York caskets purchased. The costs of these programs are shared equally by York and the applicable distributor.

     TOUR/TRAINING PROGRAMS. The Company provides a plant tour program for funeral directors, including training sessions which are accredited for continuing education by many states. These programs provide funeral directors with valuable product information and increase their knowledge of and goodwill toward the Company.

     MERCHANDISING. Through The Doody Group, Inc., the Company provides product planning, merchandising and display expertise, as well as architectural and interior design services to funeral homes. These services assist funeral service professionals in providing value and satisfaction to their client families.

     THE YORK CHILDREN'S FOUNDATION. The York Children's Foundation (the "Foundation") supports charitable children's organizations across the country. As a means of memorializing persons buried in York caskets, York and the applicable distributor make a donation to the Foundation in the name of the deceased.

Grants made by the Foundation allow the sponsoring funeral home to promote its name and goodwill within its local community and allow the Company to further differentiate itself from its competitors.

SUPPLY AGREEMENT WITH SERVICE CORPORATION INTERNATIONAL

     The Company is party to a supply agreement (the "Supply Agreement") with an affiliate of Service Corporation International ("SCI"). The Supply Agreement requires the purchase of specific annual dollar volumes of the Company's caskets and expires at the end of 1998. Sales under the Supply Agreement are made through the Company's distributors at a discount to list price. The discount is shared equally by the Company and the applicable distributor. Sales under the Supply Agreement accounted for approximately 23% of the Company's net sales in 1996. Although the Company does not expect to enter into a new multi-year contract after the Supply Agreement expires, the Company believes its relationship with SCI is good and expects that it will continue to sell a significant number of caskets to SCI.

MANUFACTURING

     Metal casket parts are produced by stamping steel, copper and bronze into casket body parts. Locking mechanisms and adjustable beds are produced by stamping and assembling a variety of steel parts. Casket handles and corners are produced from stamped or cast metal or injection molded plastic. In the production of wood caskets, the Company purchases from sawmills various species of uncured wood, which it dries and cures. The cured wood is cut into casket components.

     The completed metal stampings and wood components are then assembled. A variety of designs are produced by combining multiple parts and components that are attached to the main casket body. Other assembly areas continue the manufacturing process through application of various paints and finishes and installation of interiors.

SUPPLIERS AND RAW MATERIALS

     The primary basic materials required for the Company's casket manufacturing operations are cold rolled steel and lumber. The Company also purchases copper, bronze, stainless steel and textiles.

     The Company typically negotiates blanket purchase orders or 12-month supply agreements with large, integrated steel suppliers that have demonstrated timely delivery, high quality material and competitive prices. The Company purchases lumber from a number of sawmills and distributors. The Company purchases approximately 90% of its lumber from approximately 25 sawmills within 150 miles of its wood casket manufacturing facility in York, Pennsylvania. The Company normally purchases uncured lumber and cures it at its plant.

     The Company's manufacturing and sourcing systems allow it to meet customer requirements for quick deliveries and minimize its need to carry significant raw material inventories. The Company has not experienced any significant shortages of raw materials and normally does not carry inventories of raw materials or finished products in excess of those reasonably calculated to meet production and shipping schedules. Although the Company purchases some of its supplies and raw materials from a limited number of suppliers, the Company believes that alternative sources are readily available at comparable prices.

COMPETITION

     The casket industry is highly competitive. The Company competes with other casket manufacturers on the basis of product quality, price, service, design availability and breadth of product line. The Company provides a full line of metal and wood caskets that it believes is more comprehensive than any of its major competitors. Although there are a large number of casket industry participants, the three largest casket manufacturers account for over 60% of the finished caskets produced. In addition to York, Batesville Casket Company, a subsidiary of Hillenbrand Industries, Inc., and Aurora Casket Company, Inc. are the most significant industry participants.

     The Company believes that it is the largest supplier of casket components to other casket manufacturers and assemblers. While price is a significant factor in the sale of stamped metal parts and other casket components, other factors, including quality, service and design availability, are also important. The Company has a number of unique design features that are not available elsewhere, such as embossed steel, copper and bronze parts.

TRADEMARKS

     The Company owns a number of domestic trademarks and service marks. However, the Company believes the loss of any or a significant number of its trademarks or service marks would not have a material impact on its operations.

EMPLOYEES

     The Company has approximately 1,300 employees, substantially all of whom work full-time. Approximately 80% are engaged in manufacturing activities, 10% are engaged in field sales and distribution activities with the balance holding managerial, administrative, clerical or other office positions. Approximately 175 employees are covered by collective bargaining agreements, principally production workers at the Lynn, Indiana plant, whose agreement expires in June 1998, and certain truck drivers. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company owns seven production facilities and one finished casket distribution warehouse facility. The Company also leases thirteen finished casket distribution warehouse facilities and one plastic injection molding facility. The Company believes that its production and distribution warehouse facilities are adequate to support its current and projected level of operations. The following table sets forth additional information regarding the Company's manufacturing facilities.

                                                                     APPROXIMATE
                                                                       SQUARE
      LOCATION                    PRINCIPAL PRODUCTS OR ACTIVITY        FEET
--------------------------------------------------------------------------------
York, Pennsylvania........... Manufacture of finished wood caskets      307,000
Marshfield, Missouri......... Manufacture of finished metal caskets      86,000
Lynn, Indiana................ Manufacture of finished metal caskets      76,000
Richmond, Indiana............ Manufacture of finished metal caskets      21,000
Richmond, Indiana............ Metal stamping, manufacture of casket      92,000
                              beds, locks and hardware items

Anniston, Alabama............ Metal stamping                             63,000
Lawrenceville, Georgia....... Manufacture of metal casket handles       129,000
                              and corners and processing of interior
                              fabrics

Richmond, Indiana............ Injection molding of plastic parts,        18,000
                              principally casket corners

     The Company operates finished casket distribution warehouse facilities in Worcester, Massachusetts; New Haven, Connecticut; Lewiston, Maine; Westland, Michigan; Cleveland, Columbus, and Cincinnati, Ohio; Indianapolis and Jeffersonville, Indiana; and Chicago and Peoria, Illinois, from which it sells and distributes caskets to funeral homes. The Worcester, Massachusetts facility is owned by the Company and provides approximately 22,000 square feet of warehouse space. The ten leased facilities aggregate approximately 138,000 square feet. Additionally, the Company leases warehouses near its York, Pennsylvania; Lynn, Indiana; and Marshfield, Missouri assembly plants in order to stock finished caskets. The finished casket inventory allows the Company to more effectively schedule its production and better serve its customers. These three warehouses aggregate approximately 67,000 square feet.

     In addition to its production and warehouse facilities, the Company leases approximately 19,000 square feet of space for executive and administrative offices in Houston, Texas. The lease term expires November 30, 1998.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings incidental to the conduct of its business. The Company currently is not engaged in any legal proceeding that is expected to have a material adverse effect on the Company.

REGULATORY MATTERS

     The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment and the health and safety of employees.

     In 1991, the Georgia Department of Natural Resources (the "GDNR") issued a Notice of Violation -- Consent Order alleging that the Company's Lawrenceville, Georgia facility was storing and treating hazardous wastes without a permit and was otherwise in violation of certain hazardous waste regulations in the operation of its electroplating line and associated wastewater treatment system. On November 8, 1991, the Company and the GDNR entered into a Consent Order (the "1991 Order") in settlement of the allegations. The 1991 Order was subsequently amended in 1993 to reflect the plan to close the facility as a landfill and to require some additional remediation, monitoring and investigation commitments on the Company's part. The GDNR approved the revised closure plan and post-closure plan for the facility in August 1994. Moreover, the GDNR issued a Hazardous Waste Facility Permit effective September 27, 1995, to document these post-closure care requirements. The Company had a reserve of approximately $1.5 million for environmental remediation at December 31, 1996, and has provided financial assurance in the form of a letter of credit in the amount of approximately $1.1 million to secure its post-closure obligations. See Note 9 of Notes to the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been traded in the over-the-counter market since April 2, 1996 and quoted on the Nasdaq National Market under the symbol "YRKG". On December 31, 1996, 273 stockholders of record held the Company's 7,999,864 shares of outstanding common stock. The Company believes there are approximately 1,800 beneficial owners of its common stock.

     The following table presents the Company's high and low common stock prices, as well as dividends per share, since April 2, 1996.

                                            HIGH        LOW        DIVIDENDS
                                          ---------  ---------     ---------
1996:
Second Quarter..........................   $ 19.00    $ 15.00        $ .04
Third Quarter...........................   $ 17.75    $ 14.875       $ .04
Fourth Quarter..........................   $ 19.00    $ 15.00        $ .04

     The Company has paid dividends on a quarterly basis since the second quarter of 1995. Since its stock has been publicly traded, the Company has issued three consecutive quarterly dividends of $.04 per share, or an annual rate of $.16 per share. Any future change in the Company's dividend policy will be made at the discretion of the Board of Directors based upon pertinent factors, such as financial condition of the Company, bank covenants, capital and expansion requirements and other factors the Board of Directors may consider.

     Effective October 15, 1996, the Company issued 165,000 shares of common stock to The Doody Group, Inc. pursuant to its acquisition of assets and assumption of liabilities. The issuance of shares was made pursuant to Section 4(2) of the Securities Act of 1993.

     On December 11, 1996, the Company acquired Brenner Casket Company in a merger pursuant to which 125,000 shares of common stock were issued, pursuant to
Section 4(2) of the Securities Act of 1933, to William W. Grubbs, the sole stockholder of Brenner Casket Company.

ITEM 6.  SELECTED FINANCIAL DATA (1)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

INCOME STATEMENT DATA:

                                                              YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------
                                               1996         1995         1994         1993         1992
                                          -----------  -----------  -----------  -----------  -----------
Net sales...............................  $   138,170  $   129,400  $   121,725  $   110,311  $   101,823
Cost of goods sold......................      107,931      102,326       96,515       88,191       77,936
                                          -----------  -----------  -----------  -----------  -----------
Gross profit............................       30,239       27,074       25,210       22,120       23,887
Selling, general and administrative
  expenses..............................       11,774        9,932        9,562        8,303        9,074
                                          -----------  -----------  -----------  -----------  -----------
Operating income........................       18,465       17,142       15,648       13,817       14,813
Interest expense, net...................          787        2,884        3,070        2,950        2,191
                                          -----------  -----------  -----------  -----------  -----------
Income before taxes and extraordinary
  item..................................       17,678       14,258       12,578       10,867       12,622
Income tax provision....................        6,626        5,554        4,907        4,237        4,988
                                          -----------  -----------  -----------  -----------  -----------
Income before extraordinary item........       11,052        8,704        7,671        6,630        7,634
Extraordinary item, net of tax..........         (736)          --         (436)          --           --
                                          -----------  -----------  -----------  -----------  -----------
Net income..............................  $    10,316  $     8,704  $     7,235  $     6,630  $     7,634
                                          ===========  ===========  ===========  ===========  ===========
Earnings per common share before
  extraordinary item....................  $      1.48  $      1.54  $      1.38  $      1.20  $      0.94
Earnings per common share...............  $      1.39  $      1.54  $      1.30  $      1.20  $      0.94
Weighted-average number of common shares
  and equivalents outstanding...........    7,447,750    5,642,116    5,545,768    5,514,028    8,080,048
Cash dividends per common share.........  $     0.245  $     0.375  $        --  $        --  $        --

BALANCE SHEET DATA:

                                                                   AS OF DECEMBER 31,
                                            ---------------------------------------------------------------
                                                1996         1995         1994         1993         1992
                                            -----------  -----------  -----------  -----------  -----------
Working capital.........................  $    53,827  $    29,703  $    19,724  $     7,688  $     9,216
Total assets............................       99,935       71,280       60,449       56,986       50,964
Long-term debt, less current
  maturities............................       25,097       34,908       34,231       29,405       37,925
Stockholders' equity (deficit)..........       56,046       18,821        9,750        2,425       (4,205)
OPERATING DATA:
                                                                 YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------
                                                1996         1995         1994         1993         1992
                                             -----------  -----------  -----------  -----------  -----------
Capital expenditures....................  $     4,659  $     4,035  $     3,562  $     2,640  $     2,264
Depreciation and amortization...........        3,757        3,885        3,525        3,299        3,132

------------
(1) Prior year financial information has been restated and current year information adjusted to reflect an acquisition made in 1996 which was accounted for as a pooling of interests. See Note 2 of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto, included elsewhere in this Form 10-K. Historical financial information has been restated to reflect the acquisition of Brenner Casket Company in December 1996, which was accounted for as a pooling of interests.

GENERAL

     The Company is the second largest casket manufacturer in the United States and produces a wide variety of metal and wood caskets, as well as casket components. The Company's finished caskets are marketed through a network of Company and privately owned distributors, which serve an estimated 15,000 domestic funeral homes, as well as certain foreign markets. Casket components are sold to other casket manufacturers and assemblers (including certain of the Company's distributors).

     In certain markets, the Company believes that its privately owned distributors will continue to be the most effective way to market the Company's products and expects to continue to strongly support the efforts of these privately owned distributors. However, the Company has, and will continue to, acquire certain of its distributors if the Company believes that such acquisitions would be complementary and result in operating efficiencies. During 1996, the Company acquired two distribution companies serving certain Midwest markets and in early 1997, a distribution company serving Texas, New Mexico and Louisiana was acquired. The Company already owned distribution operations serving the New England market.

     In April 1996, the Company completed an initial public offering (the "Offering") of 2,145,000 shares of its common stock. Proceeds to the Company from the Offering, net of associated expenses, were approximately $25.3 million. The Company used $11.0 million of the proceeds to repay the Subordinated Series A Note (the "Series A Note") in the second quarter of 1996. The balance of the proceeds was available for working capital and general corporate purposes, including acquisitions.

     Funeral homes are required by federal regulation to provide price lists to their customers, and generally publish such price lists annually. As a result, the casket manufacturing industry has established the industry-wide practice of setting its prices every January. In setting these prices, the Company considers expected raw material prices, competitive considerations, the general state of the economy and inflationary expectations. This industry practice requires the Company to set its prices in anticipation of, rather than in response to, changes in raw material and other costs. Over the past three years, the Company's annual weighted average price increases have ranged from 3.5% to 5.0%. Limitations on the timing of price increases relative to changes in costs may cause fluctuations in operating margins, and therefore, make quarterly year-to-year comparisons less meaningful. The major domestic casket manufacturers have all developed discount and rebate programs, which are commonplace in the casket manufacturing industry, designed to encourage volume purchases by funeral homes. In the case of the Company, these discounts are absorbed equally between the Company and the distributors.

     The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods presented.

                                             YEAR ENDED DECEMBER 31,
                                         -------------------------------
                                           1996       1995       1994
                                         ---------  ---------  ---------
Net sales............................      100.0%     100.0%     100.0%
Gross profit.........................       21.9       20.9       20.7
Selling, general and administrative
  expenses...........................        8.5        7.7        7.9
                                         ---------  ---------  ---------
Operating income.....................       13.4       13.2       12.8
Interest expense, net................         .6        2.2        2.5
Income tax provision.................        4.8        4.3        4.0
                                         ---------  ---------  ---------
Net income before extraordinary
  item...............................        8.0        6.7        6.3
Net income...........................        7.5%       6.7%       5.9%

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net sales increased $8.8 million, or 6.8%. The increase reflects a 6.1% increase in finished casket volume, increased components sales, acquisitions completed in the fourth quarter of 1996, and increased net sales prices, partially offset by disproportionate growth in lower priced metal caskets.

     Gross profit increased $3.2 million, or 11.7%. Gross margin increased from 20.9% to 21.9%. The increases primarily reflect the increase in casket and components volumes, favorable raw material costs, increased margins attributable to acquired distribution businesses and increased net sales prices, partially offset by changes in product mix.

     Selling, general and administrative expenses increased $1.8 million, or 18.6%, and as a percentage of net sales, increased from 7.7% to 8.5%. The increase in selling, general and administrative expenses as a percentage of net sales primarily results from the acquisition of distribution and marketing companies that incur significant selling, general and administrative costs, continued investment in preneed insurance marketing efforts, costs associated with being a public company and increased personnel costs, partially offset by increased sales volume.

     Net interest expense decreased $2.1 million, or 72.7%. The decrease reflects lower interest expense due to the early extinguishment of the Series A Note and higher interest earnings due to increased invested cash balances.

     The Company's effective tax rate decreased from 39.0% to 37.5%. The effective rate for 1996 reflects a decrease in state income taxes and nondeductible expenses, partially offset by an increase in the Company's effective Federal tax rate.

     In 1996, an extraordinary item of $736,000, net of tax, resulted from the write-off of unamortized debt discount associated with the early extinguishment of the Series A Note.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net sales increased $7.7 million, or 6.3%. The increase reflects a 3.0% increase in finished casket volume and increased net sales prices, partially offset by a 4.5% decrease in sales of casket components.

     Gross profit increased $1.9 million, or 7.4%. Gross margin increased from 20.7% to 20.9%. The increases primarily reflect increased finished casket volume, increased net sales prices and a change in product mix toward higher priced units, which are generally more profitable, partially offset by higher lumber and steel costs. In addition, no environmental remediation charges were incurred in 1995 as compared to environmental remediation charges of $775,000 in 1994.

     Selling, general and administrative expenses increased $370,000, or 3.9%, and as a percentage of net sales, decreased from 7.9% to 7.7%. The decrease in selling, general and administrative expenses as a percentage of net sales reflects the effect of increased sales volume partially offset by general cost increases.

     Net interest expense decreased $186,000, or 6.1%. The decrease reflects higher interest income, partially offset by higher amortization of debt discount and slightly higher interest rates.

     The Company's effective tax rate remained 39.0%.

     In 1994, an extraordinary item of $436,000, net of tax, resulted from the write-off of deferred financing costs associated with the refinancing of the Company's credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

     Until the Offering, the Company had historically relied on cash flow from operations and borrowings from banks and other lenders to fund its operations.

     Cash and cash equivalents were $32.1 million at December 31, 1996, representing an increase of $21.2 million from December 31, 1995. In 1996, cash flows from operations totaled approximately $15.3 million, cash used in investing activities totaled approximately $4.5 million and cash provided by financing activities totaled $10.4 million.

     Capital expenditures were $4.7 million in 1996 and $4.0 million in 1995. The Company has budgeted capital expenditures for 1997 of approximately $11.1 million. Major 1997 expenditures include productivity improvement and marketing facilities projects. These expenditures are expected to enable the Company to increase operating efficiency, reduce costs, further improve product quality and more effectively present and support the Company's products.

     Proceeds from the issuance of common stock were approximately $25.8 million and $2.3 million in 1996 and 1995, respectively. These proceeds reflect the Offering, the exercise of warrants issued to the original stockholders in 1990 and the exercise of stock options issued to certain key employees in 1991.

     Long-term debt, including current maturities, at December 31, 1996, totaled $25.2 million, which primarily consisted of $25.0 million of senior notes (the "Senior Notes").

     On June 30, 1994, the Company completed the private placement of $25.0 million of Senior Notes with a major insurance company. The Senior Notes, which are unsecured, have a final maturity of June 30, 2004 and provide for a fixed interest rate of 7.87% per annum. Interest is payable semi-annually in arrears, and principal payments are due in seven equal annual installments beginning on June 30, 1998. The proceeds of the Senior Notes were primarily used to retire the Company's then outstanding term loan. The Senior Notes require that certain financial conditions and ratios be maintained and restrict the level of dividend payments and additional borrowings.

     The Series A Note with a stated interest rate of 9.5% was discounted at issuance to provide for an effective rate of 18.6%. The Series A Note was unsecured and provided for the quarterly payment of interest in cash or, at the Company's option, in kind, in the form of additional Series A Notes. The Series A Note was repaid with a portion of the proceeds from the Offering. At the time of the repayment, the Company recorded an extraordinary charge of $736,000, net of tax, to write-off the then unamortized debt discount.

     During 1996, the Company maintained a $10.0 million revolving credit facility with a major bank. The revolving credit facility, which was scheduled to expire January 31, 1997, and was unsecured, provided for borrowings and the issuance of letters of credit up to the lesser of $10.0 million or a borrowing base, consisting of accounts receivable and inventory. At December 31, 1996, no borrowings were outstanding, $2.3 million of letters of credit were outstanding and $7.7 million was available under the revolving credit facility. The terms of this facility called for an interest rate, at the Company's option, to be based upon either an adjusted eurodollar rate or an adjusted prime rate. The revolving credit facility required that certain financial conditions and ratios be maintained and restricted the level of dividend payments and additional borrowings. Effective January 31, 1997, the Company reduced the revolving credit facility to $6.0 million and extended the agreement to expire January 31, 1998. Management believes that current cash balances, cash flows from operations and the borrowing capacity available under the revolving credit facility are sufficient to meet the Company's anticipated capital expenditures and other operating requirements for the foreseeable future.

SELECTED QUARTERLY OPERATING RESULTS AND SEASONALITY

     Historically, the Company's operations have experienced seasonal variations. Generally, the Company's net sales are highest in the first quarter and lowest in the third quarter of each year. These fluctuations are due in part to the seasonal variance in the death rate, with a greater number of deaths generally occurring in cold weather months, and the timing of the Company's annual manufacturing facility vacation shutdowns, which occur primarily in the third quarter. In addition, operating results can vary between quarters of the same or different years due to, among other things, fluctuations in the number of deaths, changes in product mix, and the timing of annual price increases relative to changes in costs. As a result, the Company experiences variability in its operating results on a quarterly basis, which may make quarterly year-to-year comparisons less meaningful.

     The following table sets forth certain income statement data for each quarter of 1995 and 1996.

                                                            QUARTER ENDED
                                        ------------------------------------------------------
                                        MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31
                                        ---------    --------    -------------    ------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
1995 (2)
Net sales............................    $35,697     $ 33,044       $29,154         $ 31,505
Gross profit.........................      8,195        7,097         5,617            6,165
Operating income.....................      5,665        4,544         3,187            3,746
Net income...........................      3,005        2,360         1,546            1,793
Earnings per common share............        .54          .42           .27              .31

1996 (2)
Net sales............................    $38,666     $ 35,197       $28,973         $ 35,334
Gross profit.........................      8,813        7,699         5,976            7,751
Operating income.....................      6,001        4,706         3,284            4,474
Income before extraordinary item.....      3,323        2,906         2,081            2,742
Net income...........................      3,323        2,170         2,081            2,742
Earnings per common share............        .58          .27(1)        .26              .34

------------
(1) Includes an extraordinary charge of $.10 per share, net of tax, for the write-off of unamortized debt discount.

(2) Previously issued quarterly financial information has been restated to reflect an acquisition which occurred in the fourth quarter of 1996 and was accounted for as a pooling of interests. See Note 2 of Notes to the Consolidated Financial Statements.

INFLATION

     Inflation has not had a material net impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

FORWARD-LOOKING STATEMENTS

     This Form 10-K includes forward-looking statements. Such statements are based upon management's current expectations and assumptions. Important factors that could cause actual results to differ materially from those in forward-looking statements included herein include, among others, customer demands and the Company's reaction to such demands, changes in mortality and/or cremation rates, further consolidation in the funeral service industry, and fluctuations in the prices of raw materials and other manufacturing costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item 8 are incorporated under
Item 14 in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Proposal No. 1 -- Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act of 1934, as amended (the "Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item as to the management of the Company is hereby incorporated by reference from the information appearing under the caption "Proposal No. 1 -- Election of Directors" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Common Stock Outstanding and Principal Holders Thereof" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Transactions" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) 1  FINANCIAL STATEMENTS

     The following financial statements and the Report of Independent Accountants are filed as a part of this report on the pages indicated.

                                        PAGE
                                        ----
Report of Independent Public
  Accountants........................   F-2
Consolidated Balance Sheets as of
  December 31, 1996 and 1995.........   F-3
Consolidated Statements of Income for
  the Years Ended
  December 31, 1996, 1995 and 1994...   F-4
Consolidated Statements of
  Stockholders' Equity for the Years
  Ended
  December 31, 1996, 1995 and 1994...   F-5
Consolidated Statements of Cash Flows
  for the Years Ended
  December 31, 1996, 1995 and 1994...   F-6
Notes to the Consolidated Financial
  Statements.........................   F-7

     (A) 2  FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedule and the Report of Independent Accountants on Financial Statement Schedule are included in this report on the pages indicated:

                                        PAGE
                                        ----
Report of Independent Accountants on
  Financial Statement Schedule.......   F-2
Financial Statement Schedule
       II -- Valuation and Qualifying
  Accounts...........................   S-1

     All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(A) 3  EXHIBITS

     The exhibits to this report have been included only with the copies of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to the Company and payment of a reasonable fee.

      EXHIBIT
       NUMBER              IDENTIFICATION OF EXHIBITS
      -------              --------------------------
         3.1 -- Certificate of Incorporation dated January 22, 1996 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 [Reg. No. 333-00846]) ("Form S-1")

         3.2   -- Bylaws (incorporated by reference to Exhibit 3.2 to Form
                  S-1)

         4.1 -- Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1)

         10.1 -- Representation Agreement effective August 1, 1992, by and between The York Group, Inc. and International Funeral Associates (incorporated by reference to Exhibit 10.1 to Form S-1)

         10.2 -- Agreement between York Casket Company-IN and District Lodge 90, and Local Lodge No. 2532 of the International Association of Machinists and Aerospace Workers, AFL-CIO dated June 12, 1995 (incorporated by reference to Exhibit 10.2 to Form S-1)

         10.3 -- Inventory Purchase Agreement by and among The York Group, Inc., Yorktowne Caskets, Inc. and Meridian Bank dated February 22, 1994 (incorporated by reference to Exhibit 10.3 to Form S-1)

         10.4 -- Casket Supply and Requirements Agreement by and between York Acquisition Corp. n/k/a The York Group, Inc. and SCI Funeral Services, Inc., and the First Amendment to Casket Supply and Requirements Agreement dated December 30, 1992 (incorporated by reference to Exhibit 10.5 to Form S-1)

         10.5 -- Credit Agreement between The York Group, Inc. and Texas Commerce Bank National Association dated June 30, 1994, as amended (incorporated by reference to Exhibit 10.7 to Form S-1)

         10.6 -- Second Amendment to Credit Agreement between The York Group, Inc. and Texas Commerce Bank National Association, effective January 31, 1997

         10.7  -- Senior Note Purchase Agreement among The York Group, Inc.
                  and The Variable Annuity Life Insurance Company dated June 30, 1994 (incorporated by reference to Exhibit 10.8 to Form S-1)

         10.8  -- Form of Distributor Agreement (incorporated by reference to
                  Exhibit 10.9 to Form S-1)

         10.9  -- 1990 Stock Incentive Plan (incorporated by reference to
                  Exhibit 10.10 to Form S-1)

         10.10 -- 1991 Stock Incentive Plan (incorporated by reference to
                  Exhibit 10.11 to Form S-1)

         10.11 -- 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.12 to Form S-1)

         10.12 -- 1996 Independent Director Stock Option Plan (incorporated by reference to Exhibit 10.13 to Form S-1)

         10.13 -- The York Group, Inc. Nonqualified Deferred Compensation
                  Plan

         21.1 -- Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Form S-1)

         23.1  -- Consent of Arthur Andersen LLP

         27.1  -- Financial Data Schedule

(B)  REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          THE YORK GROUP, INC.
                                          By:/s/ DAVID F. BECK
                                                 DAVID F. BECK
                                             VICE PRESIDENT -- FINANCE, CHIEF
                                                   FINANCIAL OFFICER,
                                                TREASURER AND SECRETARY

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE                 TITLE                                DATE
        ---------                 -----                                ----
    /s/ELDON P. NUSS      Chairman of the Board                   March 26, 1997
     ELDON P. NUSS

   /s/BILL W. WILCOCK     President, Chief Executive Officer,     March 26, 1997
    BILL W. WILCOCK       Chief Operating Officer and Director
                          (Principal Executive Officer)

    /s/DAVID F. BECK      Vice President -- Finance,              March 26, 1997
     DAVID F. BECK        Chief Financial Officer,
                          Treasurer and Secretary
                          (Principal Financial Officer)

  /s/KEITH E. PLOWMAN     Controller, Assistant Secretary and     March 26, 1997
    KEITH E. PLOWMAN      Assistant Treasurer
                          (Principal Accounting Officer)

/s/GEORGE L. FOLEY, JR.   Director                                March 26, 1997
  GEORGE L. FOLEY, JR.

   /s/BRUCE E. ELDER      Director                                March 26, 1997
     BRUCE E. ELDER

  /s/KIRK P. PENDLETON    Director                                March 26, 1997
   KIRK P. PENDLETON

  /s/GERALD D. RUNNELS    Director                                March 26, 1997
   GERALD D. RUNNELS

  /s/ROBERT T. RAKICH     Director                                March 26, 1997
    ROBERT T. RAKICH

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

                                        PAGE
                                        ----
AUDITED CONSOLIDATED FINANCIAL
  STATEMENTS

     Report of Independent Public
      Accountants....................   F-2

     Consolidated Balance Sheets as
      of December 31, 1996 and
      1995...........................   F-3

     Consolidated Statements of
      Income for the Years Ended
      December 31, 1996, 1995 and
      1994...........................   F-4

     Consolidated Statements of
      Stockholders' Equity for the
      Years Ended
      December 31, 1996, 1995 and
      1994...........................   F-5

     Consolidated Statements of Cash
      Flows for the Years Ended
      December 31, 1996, 1995 and
      1994...........................   F-6

     Notes to the Consolidated
      Financial Statements...........   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of The York Group, Inc.:

     We have audited the accompanying consolidated balance sheets of The York Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The York Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     As explained in Note 1 to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for metal stamping and casket product inventories to the last-in, first-out (LIFO) method.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                               ARTHUR ANDERSEN LLP

Lancaster, Pennsylvania
February 7, 1997

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                             DECEMBER 31,
                                         --------------------
               ASSETS                        1996       1995
                                         ---------  ---------
CURRENT ASSETS:
  Cash and cash equivalents.........  .  $  32,056  $  10,867
  Trade accounts and notes
     receivable, net of allowance for
     doubtful accounts and returns
     and allowances of $1,755 in 1996
     and $1,586 in 1995..............
       Stockholders and affiliates...        5,377      6,457
       Other.........................        6,848      4,959
  Inventories........................       19,101     17,551
  Prepaid expenses...................        1,555        416
  Deferred tax asset.................        2,258      1,918
                                         ---------  ---------
          Total current assets.......       67,195     42,168
                                         ---------  ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements..............        2,956      2,897
  Buildings and improvements.........       10,515      9,973
  Equipment..........................       31,092     26,796
  Construction-in-progress...........        1,134      1,197
                                         ---------  ---------
                                            45,697     40,863
  Less accumulated depreciation......       16,377     12,943
                                         ---------  ---------
          Property, plant and
             equipment, net..........       29,320     27,920
                                         ---------  ---------
NOTES RECEIVABLE:
  Related party......................          175        903
  Other..............................          171         28
GOODWILL (Note 1)....................        2,806         --
DEFERRED COSTS (net of accumulated
  amortization of $114 in 1996 and
  $86 in 1995) and other noncurrent
  assets                                       268        261
                                         ---------  ---------
          Total assets...............    $  99,935  $  71,280
                                         =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term
     debt............................    $      70  $      --
  Demand note to bank................           --        357
  Accounts payable...................        3,699      3,656
  Income taxes payable...............           --        164
  Accrued rebates....................        3,782      2,635
  Accrued compensation...............        2,699      2,205
  Accrued interest...................            5      1,158
  Other accrued expenses.............        3,113      2,290
                                         ---------  ---------
          Total current
             liabilities.............       13,368     12,465
                                         ---------  ---------
LONG-TERM DEBT.......................       25,097     34,908
                                         ---------  ---------
OTHER NONCURRENT LIABILITIES.........        1,275      1,400
                                         ---------  ---------
DEFERRED TAX LIABILITY...............        4,149      3,686
                                         ---------  ---------
COMMITMENTS AND CONTINGENCIES (Note
  9)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
     1,000,000 shares authorized and
     unissued........................           --         --
  Common stock, $.01 par value,
     25,000,000 shares authorized;
     7,999,864 and 5,513,864 shares
     issued and outstanding..........           80         55
  Additional paid-in capital.........       30,939      2,428
  Retained earnings..................       25,027     16,338
                                         ---------  ---------
          Total stockholders'
             equity..................       56,046     18,821
                                         ---------  ---------
          Total liabilities and
             stockholders' equity....    $  99,935  $  71,280
                                         =========  =========

   The accompanying notes are an integral part of these financial statements.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                          1996        1995        1994
                                       ----------  ----------  ----------
NET SALES (including sales to
  stockholders and affiliates of
  $74,909 in 1996, $75,595 in 1995
  and $70,846 in 1994)...............  $  138,170  $  129,400  $  121,725
COST OF SALES........................     107,931     102,326      96,515
                                       ----------  ----------  ----------
          Gross profit...............      30,239      27,074      25,210
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      11,774       9,932       9,562
                                       ----------  ----------  ----------
          Operating income...........      18,465      17,142      15,648
                                       ----------  ----------  ----------
OTHER INCOME (EXPENSE):
     Interest income.................       1,673         742         374
     Interest expense................      (2,460)     (3,626)     (3,444)
                                       ----------  ----------  ----------
                                             (787)     (2,884)     (3,070)
                                       ----------  ----------  ----------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM.................      17,678      14,258      12,578
INCOME TAX PROVISION.................       6,626       5,554       4,907
                                       ----------  ----------  ----------
INCOME BEFORE EXTRAORDINARY ITEM.....      11,052       8,704       7,671
EXTRAORDINARY ITEM, net of applicable
  income taxes of $442 in 1996 and
  $262 in 1994 (Note 13).............        (736)         --        (436)
                                       ----------  ----------  ----------
NET INCOME...........................  $   10,316  $    8,704  $    7,235
                                       ==========  ==========  ==========
EARNINGS PER SHARE:
     Income before extraordinary
       item..........................  $     1.48  $     1.54  $     1.38
                                       ==========  ==========  ==========
     Net income......................  $     1.39  $     1.54  $     1.30
                                       ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           ADDITIONAL
                                          NUMBER   COMMON   PAID-IN     RETAINED
                                        OF SHARES   STOCK   CAPITAL     EARNINGS
                                         ---------   ---   -------     --------

BALANCE AT JANUARY 1, 1994 ...........   4,539,800   $45   $  --       $  2,380
     Exercise of common stock
       options .......................      39,200    --        90         --
     Net income ......................        --      --      --          7,235
                                         ---------   ---   -------     --------
BALANCE AT DECEMBER 31, 1994 .........   4,579,000    45        90        9,615
     Exercise of common stock
       options .......................     174,000     2       433         --
     Exercise of warrants ............     758,400     8     1,889         --
     Common stock awards .............       2,464    --        16         --
     Net income ......................        --      --      --          8,704
     Dividends paid ($.375 per
       share) ........................        --      --      --         (1,981)
                                         ---------   ---   -------     --------
BALANCE AT DECEMBER 31, 1995 .........   5,513,864    55     2,428       16,338
     Exercise of common stock
       options .......................     176,000     2       438         --
     Proceeds from issuance of common
       stock,
       net of issuance costs .........   2,310,000    23    28,073         --
     Net income ......................        --      --      --         10,316
     Dividends paid ($.245 per
       share) ........................        --      --      --         (1,627)
                                         ---------   ---   -------     --------
BALANCE AT DECEMBER 31, 1996 .........   7,999,864   $80   $30,939     $ 25,027
                                         =========   ===   =======     ========

   The accompanying notes are an integral part of these financial statements.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                             YEAR ENDED DECEMBER 31,
                                         -------------------------------
                                           1996       1995       1994
                                         ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income......................    $  10,316  $   8,704  $   7,235
     Adjustments to reconcile net
       income to net cash
       provided by operating
       activities --
       Depreciation and
          amortization...............        3,757      3,885      3,525
       Provision for doubtful
          accounts...................          (86)        31         89
       Loss on disposition of
          property, plant and
          equipment..................           68         46        141
       Deferred income tax
          provision..................          165        352        234
       Write-off of debt discount in
          1996 and
          deferred financing costs in
          1994.......................        1,178         --        698
       Decrease/(increase) in:
          Accounts receivable........          729     (1,046)    (1,828)
          Inventories................          814       (996)    (2,281)
          Prepaid taxes..............         (937)        --         10
          Prepaid expenses...........         (265)        82        (39)
          Other noncurrent assets....            8         --        138
       Increase/(decrease) in:
          Accounts payable...........         (874)       133      1,030
          Accrued expenses...........          780        766        (32)
          Income taxes payable.......         (164)       147         46
          Other noncurrent
             liabilities.............         (175)       (60)       360
                                          --------  ---------  ---------
               Net cash provided by
                  operating
                  activities.........       15,314     12,044      9,326
                                         ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Collections of notes
       receivable....................          286        294      2,330
     Advances under notes
       receivable....................           --         --       (750)
     Capital expenditures............       (4,659)    (4,035)    (3,562)
     Securities purchased............           --        (11)        --
     Acquisitions, net of cash
       acquired of
       $49 in 1996 and $88 in 1994...         (167)        --     (1,047)
                                         ---------  ---------  ---------
               Net cash used in
                  investing
                  activities.........       (4,540)    (3,752)    (3,029)
                                         ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common
       stock,
       net of issuance costs.........       25,772      2,348         90
     Proceeds from issuance of
       long-term debt................           --         73     25,000
     Repayment of line of credit.....           --         --     (2,063)
     Repayment of long-term debt.....      (13,730)      (515)   (29,341)
     Payment of deferred financing
       costs.........................           --         (5)      (303)
     Dividends paid..................       (1,627)    (1,981)        --
                                         ---------  ---------  ---------
               Net cash provided by
                  (used in) financing
                  activities.........       10,415        (80)    (6,617)
                                         ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................       21,189      8,212       (320)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR............................       10,867      2,655      2,975
                                         ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF
  YEAR...............................    $  32,056  $  10,867  $   2,655
                                         =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of The York Group, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. Prior year financial information has been restated and current year information adjusted to reflect an acquisition made during 1996 which was accounted for as a pooling of interests. See Note 2.

  NATURE OF OPERATIONS

     The Company manufactures wood and metal caskets and casket components in the United States and sells its products primarily for use domestically.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The ultimate results could differ from those estimates.

  REVENUE RECOGNITION

     The Company recognizes revenue when products are shipped.

  CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. At December 31, 1996, cash equivalents represented commercial paper and an interest in cash management funds that invest in government securities that are subject to daily redemption. At December 31, 1995, cash equivalents represented an interest in cash management funds that invested in government securities that were subject to daily redemptions.

  INVENTORIES

     Inventories are stated at the lower of cost or market. Effective January 1, 1994, the Company changed its method of accounting for the cost of metal stamping and casket product inventories from the first-in, first-out (FIFO) method to the last-in, first-out (LIFO) method. The Company also values wood product inventories using the LIFO method. All other inventories are valued using the FIFO method. See Note 6 for further information.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost and include alterations and betterments which improve or extend useful lives. Maintenance and repairs are reflected in operations as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the various assets. Estimated useful lives range from 15 to 20 years for buildings and building improvements and 5 to 10 years for machinery, equipment, furniture and fixtures. Depreciation expense for the periods ended December 31, 1996, 1995 and 1994 was $3,535,000, $3,226,000 and $2,822,000, respectively. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in results of operations.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED

     Cost in excess of the fair value of net assets acquired is amortized on a straight-line basis over the estimated useful life, not to exceed 40 years. Amortization expense recognized during 1996 and accumulated amortization at December 31, 1996 were approximately $39,000. Goodwill at December 31, 1996 was $2,806,000.

  ACCRUED REBATES

     The Company offers price discounts to funeral homes participating in programs for volume purchases. In addition, the Company has a supply contract with Service Corporation International ("SCI") that requires price discounts (see Note 12). The cost of these programs is based on a percentage of the distributors' selling prices. Discounts and rebates are reported as a reduction of revenues at the time the Company's products are sold by a distributor to a participating funeral home.

  DEFERRED COSTS

     Deferred costs include financing costs related to debt issuance which are amortized over the terms of the borrowings on a straight-line basis.

  DEFINED CONTRIBUTION PLANS

     The Company maintains two defined contribution plans for eligible employees, as defined. Contributions to the plans totaled $424,000, $381,000 and $284,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

  INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under SFAS No. 109, a current tax liability or asset is recognized for the estimated taxes payable or refundable as reported in the Company's Federal and state tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences. Deferred taxes are determined based upon current tax laws and rates and any impact from changes in these tax regulations and rates is recorded in the period when the related change is enacted.

  EARNINGS PER SHARE

     Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding (see Note 10). All options and warrants outstanding are considered common stock equivalents for all periods presented.

                                          1996         1995         1994
                                       -----------  -----------  -----------
Weighted-average common shares
  outstanding........................    7,308,421    5,134,864    4,548,776
Weighted-average common stock
  equivalents outstanding............      139,329      507,252      996,992
                                       -----------  -----------  -----------
                                         7,447,750    5,642,116    5,545,768
                                       ===========  ===========  ===========

     For purposes of computing common stock equivalents outstanding, the treasury stock method was applied using the fair value of the common stock in the respective periods prior to the Company's initial public offering in April 1996, and the closing market price thereafter. Fully diluted earnings per share are not presented because such amounts approximate primary earnings per share.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  ACQUISITIONS:

     On September 30, 1996, the Company completed the acquisition of substantially all the business assets and assumed the associated debts and liabilities of Hamilton Distributing Company ("Hamilton"), a casket distributor, with locations in Ohio, Michigan and Indiana. The acquisition was accounted for using the purchase method of accounting and the results of operations of Hamilton have been included in the consolidated financial statements since the acquisition date. The purchase price was $625,000 which includes forgiven debt owed to the Company of $588,000. In addition, two major stockholders of Hamilton entered into four year non-competition agreements. The Company will recognize the cost ratably over the term of the agreements.

     Effective October 15, 1996, the Company acquired the business assets and assumed the associated debts and liabilities of The Doody Group, Inc. ("Doody"). Doody is located in Louisiana and is a provider of architectural and interior design services and merchandising programs to the funeral service industry. The acquisition was accounted for using the purchase method of accounting and the results of operations of Doody have been included in the consolidated financial statements since the date of the acquisition. Total consideration was $2,810,000, which includes 165,000 shares of The York Group, Inc. common stock valued at $16.75 per share. The purchase price was allocated based on the fair values of assets and liabilities at the date of acquisition. The excess of purchase price over net assets acquired amounted to approximately $2,845,000 and is being amortized on a straight-line basis over 15 years. In addition, certain employees of Doody entered into non-competition agreements that require the Company to pay a total of $117,500 annually for five years, beginning in 1996. The Company will recognize the cost ratably over the terms of the agreements.

     Pro forma unaudited consolidated operating results of the Company and the acquired companies for the years ended December 31, 1996 and 1995, assuming the acquisitions had been made as of January 1, 1996 and 1995, are summarized and included in the table below.

   PROFORMA RESULTS OF OPERATIONS
             (UNAUDITED)
-------------------------------------         DECEMBER 31,
   (IN THOUSANDS, EXCEPT PER SHARE       ----------------------
              AMOUNTS)                      1996        1995
                                         ----------  ----------
Net sales............................    $  147,067  $  141,497
Net income...........................        10,247       8,464
Net earnings per share...............          1.38        1.50

     On December 11, 1996, the Company issued 125,000 shares of its common stock for all the outstanding shares of Brenner Casket Company ("Brenner"), a distributor of caskets with locations in Illinois. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Brenner for all periods prior to the merger.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Separate net sales and net income for each of the merged entities for the nine months ended September 30, 1996 are presented in the following table. In connection with the merger, $26,000 of merger costs and expenses were incurred and have been charged to expense in the fourth quarter of 1996. The merger costs and expenses consisted of legal, accounting and other professional fees.

                                         SEPTEMBER 30,
                                             1996
                                        ---------------
                                        (IN THOUSANDS)
Net sales:
     The York Group, Inc.............      $  99,038
     Brenner.........................          3,798
                                        ---------------
          Total......................      $ 102,836
                                        ===============
Net income:
     The York Group, Inc.............      $   7,472
     Brenner.........................            102
                                        ---------------
          Total......................      $   7,574
                                        ===============

3.  RECAPITALIZATION:

     On January 24, 1996, the stockholders voted to reincorporate the Company in the State of Delaware and issued four shares in the new company for each share outstanding in the old company. This transaction has been accounted for as a stock split and all shares and per share information is restated for all periods presented.

4.  INITIAL PUBLIC OFFERING:

     In April 1996, the Company completed an initial public offering (the "Offering") of 2,145,000 shares of its common stock. Proceeds to the Company from the Offering, after deduction of associated expenses, were approximately $25,300,000.

5.  NOTES RECEIVABLE:

     Long-term notes bear interest at prime to prime plus 2% with maturities through 2000. Annual maturities are as follows:

                                        (IN THOUSANDS)
                                        ---------------
1997.................................        $ 115
1998.................................          305
1999.................................           34
2000.................................            7
                                        ---------------
                                               461
Less current portion.................          115
                                        ---------------
Total long-term notes receivable.....        $ 346
                                        ===============

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  INVENTORIES:

     Inventories consisted of the following:

                                             DECEMBER 31,
                                         --------------------
                                           1996       1995
                                         ---------  ---------
                                             (IN THOUSANDS)
Raw materials........................    $   7,414  $   8,173
Work in process......................        2,568      2,871
Finished goods.......................        9,119      6,507
                                         ---------  ---------
                                         $  19,101  $  17,551
                                         =========  =========

     The Company values substantially all of its metal stamping and casket product inventories and its wood product inventories under the LIFO method, which approximates 91% of consolidated inventories. All other inventories are valued under the FIFO method of inventory valuation. At December 31, 1996 and 1995, the replacement value of inventories was approximately $20,400,000 and $18,800,000, respectively.

7.  LONG-TERM DEBT:

     Long-term debt consisted of the following:

                                                      DECEMBER 31,
                                                  --------------------
                                                    1996       1995
                                                  ---------  ---------
                                                     (IN THOUSANDS)
Senior notes with interest due semi-annually
  through June 30, 2004 and principal
  due annually June 1998 through June 2004....    $  25,000  $  25,000
Subordinated Series A Note due April
  1998, net of unamortized discount
  of $1,340,000 at December 31,
  1995...............................                    --      9,660
Other, interest payable at 8.77% to
  9.25%..............................                    --        248
Capitalized lease obligations........                   167         --
                                                  ---------  ---------
                                                     25,167     34,908
Less current portion.................                    70         --
                                                   ---------  ---------
Total long-term debt.................              $  25,097  $  34,908
                                                   =========  =========

     On June 30, 1994, the Company completed the private placement of $25 million of senior notes (the "Senior Notes") with a major insurance company. The Senior Notes, which are unsecured, have a final maturity of June 30, 2004 and provide for a fixed interest rate of 7.87% per annum. Interest is payable semi-annually in arrears, with principal payments due in seven equal annual installments beginning on June 30, 1998. The proceeds of the Senior Notes were primarily used to retire the Company's then outstanding term loan. The Senior Notes require that certain financial conditions and ratios be maintained and restrict the level of dividend payments and additional borrowings. Further, the Senior Notes contain cross-default provisions with the Company's other borrowing facilities.

     The Company maintained a $10 million revolving credit facility with a major bank. The revolving credit facility, which was scheduled to expire January 31, 1997, and was unsecured, provided for borrowings and the issuance of letters of credit up to the lesser of $10 million or a borrowing base, as defined. At December 31, 1996, no borrowings were outstanding, $2.3 million of letters of credit were outstanding and $7.7 million was available under the revolving credit facility. The terms of this facility called for an interest rate, at the Company's option, to be based upon an adjusted eurodollar rate or an adjusted prime rate. Adjustment factors to the eurodollar rate and prime rate were based upon certain financial ratios, as defined, with specified ceilings (eurodollar + 2.375%; prime + 1.25%) and floors (eurodollar + 1.375%; prime). The revolving credit facility required that certain financial conditions and

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ratios be maintained, restricted the level of dividend payments and contained cross-default provisions with the Company's other borrowing facilities. The revolving credit facility required a fee of 3/8 of 1%, payable quarterly, on the unused portion of the facility. Effective January 31, 1997, the Company reduced the revolving credit facility to $6 million and extended the agreement to expire January 31, 1998.

     In April 1996, the Company repaid the Subordinated Series A Note (the "Series A Note"), which had a stated interest rate of 9.5% and was discounted at issuance in 1990 to provide for an effective rate of 18.6% (see Note 13). The Series A Note was unsecured and provided for quarterly payments of interest in cash, or at the Company's option, in kind, in the form of additional Series A Notes. The Company utilized a portion of the proceeds from the Offering (see
Note 4) to repay the Series A Note.

     Aggregate annual maturities of long-term debt, excluding capitalized leases, for each of the five years subsequent to December 31, 1996 are as follows:

             YEAR ENDING DECEMBER 31,                             (IN THOUSANDS)
             -------------------------------------               ---------------
                  1997............................               $          --
                  1998............................                         3,571
                  1999............................                         3,571
                  2000............................                         3,571
                  2001............................                         3,571
                  2002 and thereafter.............                        10,716
                                                                 ---------------
                                                                 $        25,000
                                                                 ===============

     Interest paid during 1996, 1995 and 1994 totaled $3,450,000, $2,156,000 and
$3,302,000, respectively.

     The estimated fair value of the Company's long-term debt at December 31, 1996 approximates the carrying value. The fair value was estimated using market interest rates for similar types of instruments. The fair value of all other financial instruments approximates the carrying value.

8.  INCOME TAXES:

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     The components of income tax expense are as follows:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Current:
     Federal.........................  $   5,961  $   4,740  $   4,320
     State...........................        500        462        353
                                       ---------  ---------  ---------
                                           6,461      5,202      4,673
                                       ---------  ---------  ---------
Deferred:
     Federal.........................        143        340        222
     State...........................         22         12         12
                                       ---------  ---------  ---------
                                             165        352        234
                                       ---------  ---------  ---------
                                       $   6,626  $   5,554  $   4,907
                                       =========  =========  =========

     Prepaid income taxes of $937,000, which were included in prepaid expenses in the accompanying balance sheet, at December 31, 1996, represent the difference between interim estimated federal and state income tax payments made during 1996 and the current estimated income taxes due for the period.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred tax assets and liabilities result from temporary differences between the financial statement and tax bases of assets and liabilities. The significant components of deferred tax assets/(liabilities) are as follows:

                                           DECEMBER 31,
                                       --------------------
                                         1996       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Environmental reserves...............  $     597  $     648
Self-insurance reserves..............        137        194
Bad debt reserves....................        290        305
Employee benefit accruals............        340        314
Rebate reserves......................        753        615
Depreciable assets...................     (3,237)    (3,040)
Other, net...........................       (771)      (804)
                                       ---------  ---------
          Net deferred tax
             liability...............  $  (1,891) $  (1,768)
                                       =========  =========

     No valuation allowance has been provided against the deferred tax assets as the Company has concluded these tax benefits are realizable either through carryback availability against prior years' taxable income, the reversal of existing deferred tax liabilities or future taxable income.

     A reconciliation between the Federal statutory rate and the Company's effective tax rate is as follows:

                                        YEAR ENDED DECEMBER 31,
                                        ------------------------
                                        1996      1995      1994
                                        ----      ----      ----
Federal statutory rate...............   34.6%     34.3%     34.1%
State income taxes, net of Federal
  tax benefit........................    1.8       2.2       2.1
Miscellaneous other non-deductible
  expenses...........................    1.1       2.5       2.8
                                        ----      ----      ----
                                        37.5%     39.0%     39.0%
                                        ====      ====      ====

     On a cash basis, income taxes paid during 1996, 1995 and 1994 were $7,104,000, $4,953,000 and $4,307,000, respectively.

9.  COMMITMENTS AND CONTINGENCIES:

  LEASES

     The Company leases certain office and warehouse facilities and data processing and transportation equipment under noncancelable operating and capital leases. The leases vary from periods of one to six years and interest rates on capital leases approximate 7.0%. In most cases, operating leases contain renewal options. The leases generally provide that the Company shall pay for utilities, insurance, taxes and maintenance. At December 31, 1996, the capital leases are collateralized by vehicles with a book value of $204,000 (net of accumulated amortization of $19,000).

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum lease payments under the Company's lease commitments as of December 31, 1996 are as follows:

                                        OPERATING       CAPITAL
      YEAR ENDING DECEMBER 31,            LEASES         LEASES
-------------------------------------   ----------      --------
                                             (IN THOUSANDS)
1997.................................     $1,033         $   79
1998.................................        866             51
1999.................................        377             44
2000.................................        170              8
2001.................................         64             --
2002 and thereafter..................          4             --
                                        ----------      --------
Total minimum lease payments.........     $2,514            182
                                        ==========
Less amount representing interest....                        15
                                                        --------
Present value of future minimum lease
payments.............................                       167
Less current portion of principal
payments.............................                        70
                                                        --------
                                                         $   97
                                                        ========

     The Company's rental expense under operating leases for the years ended December 31, 1996, 1995 and 1994 amounted to $1,485,000, $1,385,000, and
$1,323,000, respectively.

  ENVIRONMENTAL MATTERS

     In 1991, the Georgia Department of Natural Resources (the "GDNR") issued a Notice of Violation -- Consent Order alleging that the Company's Lawrenceville, Georgia facility was storing and treating hazardous wastes without a permit and was otherwise in violation of certain hazardous waste regulations in the operation of its electroplating line and associated wastewater treatment system. On November 8, 1991, the Company and the GDNR entered into a Consent Order (the "1991 Order") in settlement of the allegations. The 1991 Order was subsequently amended in 1993 to reflect the plan to close the facility as a landfill and to require some additional remediation, monitoring and investigation commitments on the Company's part. The GDNR approved the revised closure plan and post-closure plan for the facility in August 1994. Moreover, the GDNR issued a Hazardous Waste Facility Permit effective September 27, 1995, to document these post-closure care requirements. The Company has provided financial assurance in the form of a letter of credit in the amount of approximately $1,100,000 to secure its post-closure obligations.

     During 1994, approximately $775,000 was charged to expense in connection with the remediation of the environmental issues at this facility. No amounts were charged to expense in 1996 or 1995.

     At December 31, 1996, the Company had a reserve of approximately $1,500,000 for the estimated future costs to complete the implementation of the revised plan. The reserve is based on management's best estimate of the closure costs to be incurred, which was developed predicated on the information available to date and the advice of an independent environmental consultant. It is possible that the remediation costs could be different than the reserve due to unforeseen factors that arise as the closure occurs and due to the length of time during which monitoring activities will be conducted. Accordingly, the reserve will be adjusted as information becomes available indicating that higher or lower remediation costs will be incurred.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  LETTER OF CREDIT

     The Company has a letter of credit outstanding in the amount of $1,214,000 related to its worker's compensation insurance arrangements, which expires October 31, 1997. As of December 31, 1996, no amounts have been drawn against this facility.

  OTHER MATTERS

     The Company is a party to various claims and legal proceedings generally incidental to its business. Although the ultimate disposition of these proceedings is not presently determinable, management does not believe that ultimate settlement of any or all of such proceedings will have a material adverse effect upon the financial condition and results of operations of the Company.

10.  STOCKHOLDERS' EQUITY:

     Warrants to purchase 760,000 shares of common stock were issued to the Company's original stockholders in connection with their initial equity investment in the Company. Each warrant had an exercise price of $2.50 per share and was exercisable at any time prior to its expiration date of October 2, 1995. In 1995, 758,400 warrants were exercised.

  STOCK OPTIONS

     The 1990 Stock Incentive Plan (the "1990 Plan") and the 1991 Stock Incentive Plan (the "1991 Plan") permitted the grant of options to purchase shares and also the award of shares. The 1990 and 1991 Plans were designed as an incentive for key employees and directors. Exercise prices of options were determined by the Board of Directors within the provisions of the 1990 and 1991 Plans. Options generally vest over a three to five year period and may be exercised from three to ten years from the date of grant.

     In 1996, the stockholders approved the adoption of two new stock option plans, the 1996 Employee Stock Option Plan (the "1996 Employee Plan") and the 1996 Independent Director Stock Option Plan (the "1996 Director Plan"), which replaced the 1990 and 1991 Plans. With the approval of the 1996 plans, no additional shares may be granted under the 1990 or 1991 Plans.

     The 1996 Employee Plan is designed as an incentive for key employees. The plan permits the grant of options to purchase shares. The maximum number of shares of common stock for which options may be issued is 500,000 shares through January 24, 2006, the plan termination date. Exercise prices and vesting periods of options are determined by the Board of Directors within the provisions of the plan. The Board of Directors established the exercise price of the options granted to be equal to the fair market value of the stock at the date of grant. Options may be exercised up to 10 years from the date of grant.

     The 1996 Director Plan is designed as incentive for independent members of the Board of Directors. The Plan permits the grant of options to purchase shares. The maximum number of shares of common stock for which options may be issued is 50,000 shares through January 24, 2006, the plan termination date. Exercise prices of options granted were equal to the fair market value of the stock at the date of grant. The sale of shares issued upon exercise of options shall not be allowed until at least six months after the date the option is granted.

     There are no stock awards or stock appreciation rights outstanding under the 1990, 1991, 1996 Employee or 1996 Director Plans as of December 31, 1996.

     The Company accounts for these stock option plans in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and, accordingly, no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS No. 123),

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                1996
                                        ---------------------
                                        (IN THOUSANDS, EXCEPT
                                         PER SHARE AMOUNTS)
Net income:
     As reported.....................          $10,316
     Pro forma.......................            9,964
Primary EPS:
     As reported.....................             1.39
     Pro forma.......................             1.34

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. In addition, since no options were granted during 1995, pro forma results have not been presented for 1995.

     A summary of the status of the Company's four stock option plans at December 31, 1996, 1995 and 1994 and changes during the years then ended is presented in the tables and narrative below:

THE 1990 PLAN

                                                   1994                          1995                           1996
                                        --------------------------    ---------------------------    ---------------------------
                                                      WEIGHTED-                      WEIGHTED-                      WEIGHTED-
                                                       AVERAGE                        AVERAGE                        AVERAGE
                                         SHARES     EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                                        --------    --------------    ---------    --------------    ---------    --------------
Outstanding at beginning of year.....    457,200        $ 2.85          410,000        $ 2.99          236,000        $ 3.35
Granted..............................     10,000          6.50               --            --           25,000         13.00
Exercised............................    (41,200)         2.50         (174,000)         2.50         (176,000)         2.50
Expired/Canceled.....................    (16,000)         2.50               --            --          (10,000)         2.50
                                        --------                      ---------                      ---------
Outstanding at
  end of year........................    410,000          2.99          236,000          3.35           75,000          8.67
                                        ========                      =========                      =========
Options exercisable at year end......    328,000                        214,000                         63,000
Weighted-average fair value of
  options granted during the year....   $     --                      $      --                      $    3.83

THE 1991 PLAN*
                                                 1996
                                       --------------------------
                                                     WEIGHTED-
                                                      AVERAGE
                                        SHARES     EXERCISE PRICE
                                       --------    --------------
Outstanding at beginning of year.....       --         $   --
Granted..............................  176,500          13.00
Expired/Canceled.....................   (5,000)         13.00
                                       -------
Outstanding at end of year...........  171,500         $13.00
                                       =======
Options exercisable at year end......    8,333
Weighted-average fair value of
  options granted during the year....  $  3.83

* There was no activity, nor were any options outstanding related to the 1991 Plan in 1994 and 1995.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

THE 1996 PLANS

                                           1996 EMPLOYEE PLAN            1996 DIRECTOR PLAN
                                       ---------------------------   --------------------------
                                                  1996                          1996
                                       ---------------------------   --------------------------
                                                      WEIGHTED-                    WEIGHTED-
                                                       AVERAGE                      AVERAGE
                                        SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                       ---------   ---------------   ---------   --------------
Outstanding at beginning of year....          --       $    --              --       $   --

Granted..............................    250,000         13.00          10,000        15.69
                                       ---------                     ---------
Outstanding at end of year...........    250,000         13.00          10,000        15.69
                                       =========                     =========
Options exercisable at year end......         --                        10,000
                                       =========                     =========
Weighted-average fair value of
  options granted during the year....  $    3.83                     $    4.74

     During 1994, stock options for 5,200 shares were exercised through the exchange feature of the 1990 Plan. This resulted in the net issuance of 3,200 additional shares of common stock in 1994.

     50,000 of the 506,500 options outstanding at December 31, 1996 have an exercise price equal to their weighted-average exercise price of $6.50 and a weighted-average remaining contractual life of 1.8 years; 38,000 of those shares are exercisable. The remaining 456,500 options have exercise prices of $13.00 and $18.375, with a weighted-average exercise price of $13.06 and a remaining contractual life of 9.2 years; 43,333 of these are exercisable with a weighted-average exercise price of $13.62.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996: risk-free interest rate of 6.2%; expected annual dividend yield of $.16 per share; expected life of five years; and expected volatility of 23.7%.

11.  RELATED PARTY TRANSACTIONS:

  TRADE TRANSACTIONS WITH STOCKHOLDERS

     During the years ended December 31, 1996, 1995, and 1994, the Company purchased goods and services from certain stockholders amounting to $3,011,000, $2,702,000 and $1,884,000, respectively. At December 31, 1996 and 1995, the
Company had trade liabilities to stockholders of $168,000 and $87,000, respectively.

     The Company has a management agreement with a stockholder to operate both a textile warehouse and delivery service and a plastic injection molding operation. The stockholder provides manufacturing/warehouse space, utilities, direct and supervisory labor, consultation and marketing services. The Company is charged fees based on certain sales volumes. During 1996, 1995 and 1994, the Company paid the stockholder $426,000, $439,000 and $321,000, respectively, under this agreement.

  OTHER TRANSACTIONS

     The Company has a $750,000 note receivable from Yorktowne Caskets, Inc. ("Yorktowne"), a stockholder, which bears interest at prime plus 1.5%, calls for monthly principal payments of $12,500 plus accrued interest, with the remaining principal and any accrued interest thereon due February 1, 1999. The promissory note is subordinate to Yorktowne's senior bank debt. The balance outstanding on the note as of December 31, 1996 and 1995 was $325,000 and $475,000, respectively. Interest income from the note was $39,000, $56,000 and $75,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's Executive Vice President is a significant stockholder of Yorktowne.

     The Company had a note receivable from Hamilton. The note, which bore interest at prime plus 2%, called for monthly principal payments of $3,373 plus accrued interest. The remaining principal balance of

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

$588,000 was forgiven in 1996 as a portion of the consideration for the Company's acquisition of Hamilton (see Note 2). The balance of the note at December 31, 1995 was $619,000. Interest income from the note was $46,000, $69,000 and $62,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's Vice President -- Sales and Marketing is a majority stockholder of Hamilton.

     The Company had a note receivable from Houston Casket Company ("Houston Casket"). The note, which bore interest at prime, called for monthly principal payments of $4,584 plus accrued interest and was paid off on July 27, 1996. The balance of the note at December 31, 1995 was $41,176. Interest income from the note was $1,000, $5,839 and $8,425 for the years ended December 31, 1996, 1995 and 1994, respectively. One of the Company's Directors is a significant stockholder of Houston Casket Company. See Note 15.

     In connection with the 1993 acquisition of Kenco Manufacturing, Inc., the Company entered into a non-competition agreement with the former owner, the Company's Vice President -- Manufacturing / Stamping, which calls for ten annual payments of $138,000, which began in December 1993.

12.  SCI SUPPLY AGREEMENT:

     The Company is involved in a supply agreement (the "Supply Agreement") with an affiliate of SCI. The Supply Agreement requires the purchase of specific annual dollar volumes of the Company's caskets and expires at the end of 1998. Sales under the Supply Agreement are made through the Company's distributors at a discount to list price, and accounted for approximately 23% of the Company's net sales in each of 1996, 1995 and 1994.

13.  EXTRAORDINARY ITEM:

     In 1996, the Company repaid its $11,000,000 Series A Note, which was originally issued at a discount. The early extinguishment of this debt resulted in an extraordinary charge of $736,000, net of tax, or $.09 per share related to the write-off of the unamortized discount.

     In 1994, the Company retired its outstanding term loan and revolving line of credit. The related deferred financing costs of $436,000, net of tax, or $.08 per share, were charged against earnings and reported as an extraordinary item.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                QUARTER ENDED
                                        ------------------------------------------------------
                                        MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31
                                        ---------    --------    -------------    ------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
1995
     Net sales.......................    $35,697     $ 33,044       $29,154         $ 31,505
     Gross profit....................      8,195        7,097         5,617            6,165
     Operating income................      5,665        4,544         3,187            3,746
     Net income......................      3,005        2,360         1,546            1,793
     Earnings per common share.......        .54          .42           .27              .31
1996 (2)
     Net sales.......................    $38,666     $ 35,197       $28,973         $ 35,334
     Gross profit....................      8,813        7,699         5,976            7,751
     Operating income................      6,001        4,706         3,284            4,474
     Income before extraordinary
       item..........................      3,323        2,906         2,081            2,742
     Net income......................      3,323        2,170         2,081            2,742
     Earnings per common share.......        .58          .27(1)        .26              .34

------------
(1) The second quarter of 1996 includes an extraordinary charge of $.10 per share, net of tax, for the write-off of unamortized debt discount.

(2) Earnings per share are computed independently for each of the quarters presented. The sum of the quarterly earnings per share in 1996 does not equal the total computed for the year due to stock transactions which occurred during 1996.

15.  SUBSEQUENT EVENT:

     On January 17, 1997, the Company acquired substantially all the business assets and assumed the associated debts and liabilities of Houston Casket, a casket distributor with several locations in Texas and New Mexico for approximately $9,100,000. The acquisition will be accounted for using the purchase method of accounting. The Company's Vice President -- National Accounts and International Markets has served as President and Chief Executive Officer of Houston Casket since December 1983.

                      THE YORK GROUP, INC. -- SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                        BALANCE AT     AMOUNTS                               BALANCE AT
                                        JANUARY 1,    CHARGED TO                            DECEMBER 31,
             DESCRIPTION                   1996        EXPENSE      OTHER    DEDUCTIONS         1996
-------------------------------------   ----------    ----------    -----    -----------    ------------
Allowance for doubtful accounts and
  returns and allowances.............     $1,586         $  6       $ 219       $ (56)         $1,755

Allowance for notes receivable.......        100           --          --          --             100

Environmental reserve................      1,662           --         231        (361)          1,532

                                      S-1