Form 10-Q
period 1997-03-31
YORK GROUP INC \DE\
filed 1997-05-09
CIK 1007084

FORM 10-Q

                             UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                  For the period ended March 31, 1997

                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM____TO____

                    Commission file number: 0-28096

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

YES [X]    NO [ ]

The number of shares outstanding of the registrant's common stock as of May 8, 1997 was 7,999,864.

                          THE YORK GROUP, INC.

                                 INDEX

Part I. Financial Information                                               PAGE

      Item 1. Financial Statements

                  Consolidated Balance Sheets -
                    March 31, 1997 (Unaudited) and December 31, 1996.........2

                  Consolidated Statements of Income (Unaudited)
                    Three months ended March 31, 1997 and 1996...............3

                  Consolidated Statements of Cash Flows (Unaudited)
                    Three months ended March 31, 1997 and 1996...............4

                  Notes to Consolidated Financial Statements
                    (Unaudited)..............................................5

      Item 2. Management's Discussion and Analysis of Results of
                Operations and Financial Condition...........................7

Part II. Other Information

      Item 6.  Exhibits and Reports on Form 8-K .............................9

      Signature.............................................................10

                              THE YORK GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                     (Unaudited)     (Audited)
                                                       March 31,    December 31,
              ASSETS                                     1997          1996
                                                     ------------    --------
CURRENT ASSETS:
    Cash and cash equivalents ..................   $     34,726      $ 32,056
    Trade accounts and notes receivable,
      net of allowance for doubtful
      accounts and returns and allowances
      of $1,936 in 1997 and $1,755 in 1996:
         Stockholders and affiliates ...........          4,327         5,377
         Other .................................         10,246         6,848
    Inventories ................................         21,732        19,101
    Prepaid expenses ...........................          1,089         1,555
    Deferred tax asset .........................          2,563         2,258
                                                   ------------      --------
       Total current assets ....................         74,683        67,195
                                                   ------------      --------
PROPERTY, PLANT AND EQUIPMENT:
    Land and improvements ......................          3,573         2,956
    Buildings and improvements .................         11,325        10,515
    Equipment ..................................         31,583        31,092
    Construction-in-progress ...................          1,703         1,134
                                                   ------------      --------
                                                         48,184        45,697
    Less: accumulated depreciation .............        (17,376)      (16,377)
                                                   ------------      --------
        Property, plant and equipment, net .....         30,808        29,320
                                                   ------------      --------
NOTES RECEIVABLE:
    Related party ..............................            138           175
    Other ......................................            144           171

GOODWILL .......................................          6,948         2,806
DEFERRED COSTS .................................            222           268
                                                   ------------      --------
        Total assets ...........................   $    112,943      $ 99,935
                                                   ============      ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt ..........   $         68      $     70
    Accounts payable ...........................          4,472         3,699
    Accrued expenses ...........................         12,651         9,599
    Income taxes payable .......................            805          --
                                                   ------------      --------
       Total current liabilities ...............         17,996        13,368
                                                   ------------      --------
OTHER NONCURRENT LIABILITIES ...................          1,075         1,275
                                                   ------------      --------
DEFERRED TAX LIABILITY .........................          4,781         4,149
                                                   ------------      --------
LONG-TERM DEBT .................................         29,600        25,097
                                                   ------------      --------
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000
       shares authorized and unissued ..........           --            --
    Common stock, $.01 par value, 25,000,000
       shares authorized;  7,999,864 shares
       issued and outstanding ..................             80            80
    Additional paid-in capital .................         30,939        30,939
    Retained earnings ..........................         28,472        25,027
                                                   ------------      --------
       Total stockholders' equity ..............         59,491        56,046
                                                   ------------      --------
         Total liabilities and
           stockholders' equity ................   $    112,943      $ 99,935
                                                   ============      ========

   The accompanying notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1997             1996
                                                   -----------      -----------
NET SALES (including sales to stockholders
           and affiliates of $18,056 and
           $22,732 for the three months
           ended March 31, 1997 and 1996,
           respectively.) ....................     $    43,007      $    38,666

COST OF SALES ................................          32,365           29,853
                                                   -----------      -----------
          Gross profit .......................          10,642            8,813

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES ..................           4,496            2,812
                                                   -----------      -----------
          Operating income ...................           6,146            6,001

INTEREST EXPENSE, NET ........................            (122)            (690)
                                                   -----------      -----------
INCOME BEFORE INCOME TAXES ...................           6,024            5,311

INCOME TAX PROVISION .........................           2,259            1,988
                                                   -----------      -----------
NET INCOME ...................................     $     3,765      $     3,323
                                                   -----------      -----------
EARNINGS PER SHARE ...........................     $       .46      $       .58
                                                   ===========      ===========
AVERAGE SHARES OUTSTANDING ...................       8,172,591        5,709,437
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      1997          1996
                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................   $  3,765      $  3,323
   Adjustments to reconcile income to net cash
      provided by operating activities-
        Depreciation and amortization ...........      1,122           999
        Provision for doubtful accounts .........         19            15
        Loss on disposition of property,
          plant and equipment ...................          4            16
        Deferred income tax provision ...........        327            51
        Decrease/(Increase) in:
           Accounts receivable ..................        257          (204)
           Inventories ..........................         22         1,892
           Prepaid taxes ........................        937          --
           Prepaid expenses .....................       (300)         (606)
           Other noncurrent assets ..............         39          --
        Increase/(Decrease) in:
           Accounts payable .....................        765          (138)
           Accrued expenses .....................      2,336         1,390
           Income taxes payable .................        805         1,592
                                                    --------      --------
              Net cash provided by operating
                activities ......................     10,098         8,330
                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Collection of notes receivable ...............         79            79
   Advances under notes receivable ..............       --             (25)
   Capital expenditures .........................     (1,591)         (844)
   Acquisitions, net of cash acquired of $39 ....     (2,795)         --
                                                    --------      --------
              Net cash used in investing
                activities ......................     (4,307)         (790)
                                                    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock,
     net of issuance costs ......................       --             440
   Repayment of line of credit ..................       --            (156)
   Repayment of long-term debt ..................     (2,801)           (6)
   Dividends paid ...............................       (320)         (696)
                                                    --------      --------
              Net cash used in financing
                activities ......................     (3,121)        (418)
                                                    --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS .......      2,670         7,122

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..     32,056        10,867
                                                    --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........   $ 34,726      $ 17,989
                                                    ========      ========

Supplemental schedule of noncash investing and financing activities:

     Details of acquisition (Noted):

        Fair value of assets acq    11,358
        Debt issued                 (4,500)
        Cash paid                   (2,795)
                                    ------
           Liabilities assumed       4,063
                                    ======

   The accompanying notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 March 31, 1997

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The York Group, Inc. and all wholly-owned subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the December 31, 1996 audited financial statements and the notes thereto. In the opinion of the Company, all adjustments and eliminations, consisting only of normal and recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 1997 and December 31, 1996 and the consolidated results of its operations and cash flows for the three months ended March 31, 1997 and 1996 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2.  ACQUISITIONS

On January 17, 1997, the Company completed the acquisition of substantially all the business assets and assumed the associated debts and liabilities of Houston Casket Company, a casket distributor. The acquisition was accounted for using the purchase method of accounting. Pro forma results of operations have not been presented because the effects of the acquisition were not significant.

3.   INVENTORIES

                                        March 31,          December 31,
                                          1997                1996
                                     --------------      --------------
                                               (in thousands)

Raw  materials                            $  6,671            $  7,414
Work  in  process                            2,851               2,568
Finished  goods                             12,210               9,119
                                     --------------      --------------
                                           $21,732             $19,101
                                     ==============      ==============

4.   CONTINGENCIES

ENVIRONMENTAL MATTERS

In 1991, the Georgia Department of Natural Resources (the GDNR) issued a Notice of Violation - Consent Order alleging that the Company's Lawrenceville, Georgia facility was storing and treating hazardous wastes without a permit and was otherwise in violation of certain hazardous waste regulations in the operation of its electroplating line and associated waste water treatment system. The GDNR approved a closure-plan and post-closure plan for the facility in August 1994, and issued a Hazardous Waste Facility Permit effective September 27, 1995 to document the post-closure care requirements. The Company has provided financial assurance in the form of a letter of credit in the amount of approximately $1,100,000 to secure its post-closure care obligations.

At March 31, 1997 and December 31, 1996, the Company had reserves of approximately $1,500,000 for estimated costs to complete the implementation of the post-closure plan. Actual remediation costs may differ from estimates due to unforeseen factors which may arise as the closure occurs. Accordingly, these reserves may be adjusted as additional information becomes available.

5. INITIAL PUBLIC OFFERING

In April 1996, the Company completed an initial public offering (the "Offering") of 2,145,000 shares of its common stock. Proceeds to the Company from the Offering, after deduction of associated expenses, were approximately $25,300,000. The Company utilized a portion of the proceeds of the Offering to repay its $11,000,000 Subordinated Series A Note.

6.  PENDING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and early adoption is prohibited. The Company will adopt SFAS No. 128 in the year ending December 31, 1997, upon adoption, SFAS No. 128, will require restatement of prior years' Earnings per Share. Management anticipates the impact of adoption to be immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  The Company is the second largest casket manufacturer in the United States and produces a wide variety of metal and hardwood caskets, as well as casket components. The Company's finished caskets are primarily marketed through a network of Company and privately owned distributors, which serve an estimated 15,000 domestic funeral homes, as well as certain foreign markets. Casket components are sold to other casket manufacturers and assemblers.

  In April 1996 the Company completed an initial public offering of 2,145,000 shares of its common stock. A portion of the net proceeds of approximately $25.3 million was used to repay the Company's subordinated debt, with the remainder designated for general corporate purposes, including potential acquisitions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

  For the first quarter 1997, net sales increased $4.3 million, or 11.2%. This reflects an increase in both finished casket and component volumes, and net price increases, as well as additional net sales from companies which were acquired during the fourth quarter of 1996 and the first quarter of 1997.

  Gross profit increased $1.8 million, or 20.8%. Gross margin increased from 22.8% to 24.7%. The gross margin was affected by net price and volume increases, favorable raw material costs and the incremental margin from acquired distribution operations.

  Selling, general and administrative expenses increased $1.7 million, or 59.9%, and as a percentage of net sales increased from 7.3% to 10.5%. The increase in selling, general and administrative expenses as a percentage of net sales reflects an increase in personnel and related hiring and relocation costs, public reporting and other costs associated with being a public company following the Company's initial public offering in April 1996, and selling, general and administrative costs of companies acquired in late 1996 and early 1997.

  Net interest expense decreased $568,000, or 82.3%. The decrease reflects the early extinguishment of the Company's $11.0 million Subordinated Series A Note in April of 1996 and higher interest earnings due to increased invested cash balances.

  The Company's effective tax rate remained at 37.5%.

LIQUIDITY AND CAPITAL RESOURCES

  The company has historically relied on cash flow from operations as well as borrowings from banks and other lenders to fund its operations.

  Cash and cash equivalents were $34.7 million at March 31, 1997, an increase of $2.7 million from December 31, 1996. For the three months ended March 31, 1997, cash provided by operations totaled $10.1 million, cash used in investing activities totaled $4.3 million and cash used in financing activities totaled $3.1 million.

  Capital expenditures for the three months ended March 31, 1997 and 1996 were approximately $1.6 million and $844,000, respectively. The increase in expenditures is due to productivity improvement and marketing facilities projects.

  The Company utilized approximately $2.8 million of cash for acquisitions during the first quarter of 1997.

  Long-term debt at March 31, 1997 totaled $29.6 million compared to $25.1 million at December 31, 1996, with the increase attributable to the issuance of debt related to the Houston Casket acquisition. Long-term debt at March 31, 1997 consisted primarily of $25.0 million of Senior Notes, $2.5 million in promissory notes and $2.0 million in convertible notes.

  The Company maintains a $6.0 million unsecured revolving credit facility with a major bank which expires January 31, 1998. The revolving credit facility provides for borrowings and the issuance of letters of credit up to the lesser of $6.0 million or a borrowing base, consisting of accounts receivable and inventory. At March 31, 1997, no borrowings were outstanding, $2.3 million of letters of credit were outstanding and $3.7 million was available under the revolving credit facility.

  The Company's capital resources consist of its cash balance at March 31, 1997, future cash flows from operations and the borrowing capacity under the revolving credit facility. The Company believes that these resources will be sufficient to fund capital expenditures and meet other operating requirements for the foreseeable future. Future acquisitions will be funded by available cash, additional debt and future offerings of shares.

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

INFLATION

  Historically, inflation has not had a material impact on the results of operations of the Company nor is it anticipated to have a material impact for the foreseeable future.

                           PART II. OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K

                  (a)   Exhibits

            27 - Financial data schedule

      (b)   Reports on Form 8-K

            There were no reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May  8, 1997                            THE YORK GROUP, INC.

                                    By: /s/ DAVID F. BECK
                                            David F. Beck
                                            Vice President and Chief Financial
                                            Officer (Principal Financial Officer
                                            and Duly Authorized Officer)