Form 10-Q
period 1997-06-30
YORK GROUP INC \DE\
filed 1997-08-14
CIK 1007084

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1997

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

YES [X]  NO [_]

The number of shares outstanding of the registrant's common stock as of August 12, 1997 was 8,892,550.

                          THE YORK GROUP, INC.

                                 INDEX

                                                                            Page
                                                                            ----
Part I. Financial Information

        Item 1. Financial Statements

                Consolidated Balance Sheets -
                  June 30, 1997 (Unaudited) and December 31, 1996 .......     2

                Consolidated Statements of Income (Unaudited) -
                  Three months ended June 30, 1997 and 1996
                  Six months ended June 30, 1997 and 1996 ...............     3

                Consolidated Statements of Cash Flows (Unaudited) -
                  Six months ended June 30, 1997 and 1996 ...............     4

                Notes to Consolidated Financial Statements (Unaudited) ..     5

        Item 2. Management's Discussion and Analysis of Results
                  of Operations and Financial Condition .................     7

Part II. Other Information

        Item 2. Changes in Securities ...................................     9

        Item 4. Submission of matters to a vote of Security Holders .....     9

        Item 6. Exhibits and Reports on Form 8-K ........................     9


Signature ...............................................................    10

PART I.  FINANCIAL INFORMATION

        Item 1. Financial Statements

                              THE YORK GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                      (Unaudited)    (Audited)
                                                       June 30,     December 31,
                                                         1997           1996
                                                      ----------     ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................    $   29,395     $   32,056
  Trade accounts and notes receivable, net
  of allowance for doubtful accounts and
  returns and allowances of $2,808 in 1997
  and $1,755 in 1996:
     Stockholders and affiliates .................         4,134          5,377
     Other .......................................        15,260          6,848
  Inventories  (Note 3) ..........................        30,067         19,101
  Prepaid expenses ...............................         2,211          1,555
  Deferred tax asset .............................         3,063          2,258
                                                      ----------     ----------
      Total current assets .......................        84,130         67,195
                                                      ----------     ----------

PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements ..........................         3,993          2,956
  Buildings and improvements .....................        12,063         10,515
  Equipment ......................................        33,831         31,092
  Construction-in-progress .......................         2,928          1,134
                                                      ----------     ----------
                                                          52,815         45,697
  Less: accumulated depreciation .................       (19,338)       (16,377)
                                                      ----------     ----------
    Property, plant and equipment, net ...........        33,477         29,320
                                                      ----------     ----------

NOTES RECEIVABLE:
  Related party ..................................           100            175
  Other ..........................................           880            171
GOODWILL .........................................         8,343          2,806
OTHER NONCURRENT ASSETS ..........................           482            268
                                                      ----------     ----------
  TOTAL ASSETS ...................................    $  127,412     $   99,935
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ..............    $       91     $       70
  Accounts payable ...............................         4,648          3,699
  Accrued expenses ...............................        14,920          9,599
                                                      ----------     ----------
      Total current liabilities ..................        19,659         13,368
                                                      ----------     ----------

OTHER NONCURRENT LIABILITIES .....................         1,075          1,275
                                                      ----------     ----------

DEFERRED TAX LIABILITY ...........................         5,836          4,149
                                                      ----------     ----------

LONG-TERM DEBT (Note 5) ..........................        29,586         25,097
                                                      ----------     ----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000,000
     shares authorized and unissued
  Common stock, $.01 par value, 25,000,000
     shares authorized; 8,494,695 and
     7,999,864 shares issued and outstanding .....            85             80
  Additional paid-in capital .....................        39,957         30,939
  Retained earning ...............................        31,214         25,027
                                                      ----------     ----------
     Total stockholders' equity ..................        71,256         56,046
                                                      ----------     ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....    $  127,412     $   99,935
                                                      ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                            Three Months Ended June 30,      Six Months Ended June 30,
                                           ----------------------------    ----------------------------
                                               1997            1996            1997            1996
                                           ------------    ------------    ------------    ------------
NET SALES (including sales to
  stockholders and affiliates
  of $14,622 and $19,921 for the
  three months ended June 30,
  1997 and 1996, respectively,
  and $32,678 and $42,653 for the
  six months ended June 30, 1997
  and 1996, respectively) ..............   $     43,439    $     35,197    $     86,446    $     73,863

COST OF SALES ..........................         33,485          27,498          65,850          57,351
                                           ------------    ------------    ------------    ------------

     Gross Profit ......................          9,954           7,699          20,596          16,512

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES .............          4,932           2,993           9,428           5,805
                                           ------------    ------------    ------------    ------------

     Operating income ..................          5,022           4,706          11,168          10,707

INTEREST EXPENSE, NET ..................            (91)            (62)           (213)           (752)
                                           ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM ...............          4,931           4,644          10,955           9,955

INCOME TAX PROVISION ...................          1,849           1,738           4,108           3,726
                                           ------------    ------------    ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM .......          3,082           2,906           6,847           6,229

EXTRAORDINARY ITEM,
     less applicable tax (Note 5) ......           --              (736)           --              (736)
                                           ------------    ------------    ------------    ------------

NET INCOME .............................   $      3,082    $      2,170    $      6,847    $      5,493
                                           ============    ============    ============    ============

EARNINGS PER SHARE:
     Income before extraordinary item ..   $        .37    $        .37    $        .82    $        .91
                                           ============    ============    ============    ============

     Net income ........................   $        .37    $        .27    $        .82    $        .80
                                           ============    ============    ============    ============

AVERAGE SHARES OUTSTANDING .............      8,437,142       7,926,839       8,321,665       6,842,321
                                           ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                       Six Months Ended June 30,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................   $    6,847    $    5,493
  Adjustments to reconcile income to net cash
   provided by operating activities --
     Depreciation and amortization .................        2,316         1,861
     Deferred income tax provision .................          382           120
     Loss on disposition of property, plant
      and equipment ................................           12            16
     Provision for doubtful accounts ...............           31            30
     Decrease/(increase) in:
       Accounts receivable .........................          (10)           39
       Inventories .................................         (687)        1,118
       Prepaid expenses ............................         (375)         (456)
       Other noncurrent assets .....................         (208)        1,178
     Increase/(Decrease) in:
       Accounts payable ............................         (954)         (192)
       Accrued expenses ............................        3,626         1,538
       Income taxes payable ........................         --             (56)
                                                       ----------    ----------
       Net cash provided by operating activities ...       10,980        10,689
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .............................       (3,427)       (1,949)
  Collection of notes receivable ...................          168           128
  Acquisitions, net of cash acquired of $3,783 .....       (6,882)
                                                       ----------    ----------

       Net cash used in investing activities .......      (10,141)       (1,821)
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid ...................................         (660)       (1,004)
  Repayment of line of credit ......................         --            (175)
  Repayment of long-term debt ......................       (2,860)      (11,011)
  Proceeds from issuance of common stock,
    net of issuance costs ..........................           20        25,773
                                                       ----------    ----------

       Net cash (used in) provided by financing
         activities ................................       (3,500)       13,583
                                                       ----------    ----------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS ...................................       (2,661)       22,451

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....       32,056        10,867
                                                       ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........   $   29,395    $   33,318
                                                       ==========    ==========
Supplemental schedule of noncash investing
  and financing activities:
  Details of acquisitions (Note 2)
     Fair value of assets acquired .................   $   27,881
     Debt issued ...................................       (4,500)
     Liabilities assumed ...........................       (7,496)
     Common stock issued ...........................       (9,003)
                                                       ----------
     Cash paid                                         $    6,882
                                                       ==========

   The accompanying notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1997

1.      BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The York Group, Inc. and all wholly-owned subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's December 31, 1996 audited financial statements and the notes thereto. In the opinion of the Company, all adjustments and eliminations, consisting only of normal and recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 1997 and December 31, 1996 and the consolidated results of its operations and cash flows for the three and six month periods ended June 30, 1997 and 1996 have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year.

2.      ACQUISITIONS

On January 17, 1997, the Company completed the acquisition of substantially all the business assets and assumed the associated debts and liabilities of Houston Casket Company, a casket distributor, for $2.3 million in cash, $2.5 million of notes and $2.0 million of convertible notes. The acquisition was accounted for using the purchase method of accounting.

On May 13, 1997 the Company acquired all of the outstanding common stock of West Point Casket Company, Inc. for a combination of 493,331 shares of the Company's common stock and $7.8 million in cash. West Point Casket Company is an assembler and distributor of caskets and a manufacturer of metal burial vaults. The acquisition has been accounted for using the purchase method of accounting.

The following unaudited pro forma information has been prepared assuming that the acquisitions of Houston Casket Company and West Point Casket Company, Inc. had occurred at the beginning of the periods presented. Permitted pro forma adjustments include only the effects of events directly attributable to a transaction that are factually supportable and expected to have a continuing impact. Pro forma adjustments reflecting anticipated "efficiencies" in operations resulting from a transaction are, under most circumstances, not permitted. As a result of the limitations imposed with regard to the types of permitted pro forma adjustments, the Company believes that this unaudited pro forma information is not indicative of future results of operations, nor the results of historical operations had the acquisitions been consummated as of the assumed dates.

                                                     (Unaudited)
                                                 PRO FORMA FINANCIAL
                                                 INFORMATION FOR THE
                                               SIX MONTHS ENDED JUNE 30,
                                              ---------------------------
                                                 1997             1996
                                              ----------       ----------
                                        (in thousand, except per share amounts)
Net sales .............................       $   93,344       $   85,941
Income before extraordinary item,
   less applicable tax ................       $    6,796       $    6,292
Net income ............................       $    6,796       $    5,556
Earnings per share:
   Income before extraordinary item ...       $      .78       $      .85
   Net income .........................       $      .78       $      .75

3.      INVENTORIES

                                               June 30,       December 31,
                                                 1997             1996
                                              ----------       ----------
                                                  (in thousands)

Raw materials ........................        $    8,812       $    7,414
Work in process ......................             2,617            2,568
Finished goods .......................            18,638            9,119
                                              ----------       ----------
                                              $   30,067       $   19,101
                                              ==========       ==========

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

At June 30, 1997 and December 31, 1996, the Company had reserves of approximately $1,200,000 and $1,500,000, respectively, for estimated costs to complete the implementation of the post-closure plan. Actual remediation costs may differ from estimates due to unforeseen factors which may arise as the closure occurs. Accordingly, these reserves may be adjusted as additional information becomes available.

5.      CAPITALIZATION EVENT

In April 1996, the Company completed an initial public offering (the "Offering") of 2,145,000 shares of its common stock. Proceeds to the Company from the Offering, after deduction of associated expenses, were approximately $25,300,000. The Company utilized a portion of the proceeds of the Offering to repay its $11,000,000 Subordinated Series A Note, which was originally issued at a discount. The early extinguishment of this debt resulted in an extraordinary charge of $736,000, net of tax, during the three month period ended June 30, 1996, related to the write-off of the unamortized discount.


6.      SUBSEQUENT EVENT

On July 31, 1997 the Company acquired all of the outstanding common stock of Elder Davis, Inc., a manufacturer of cloth covered caskets and cremation containers, for 387,255 shares of the Company's common stock, for a total consideration of approximately $7.6 million. This transaction will be accounted for as a pooling of interests.


7.      PENDING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and early adoption is prohibited. The Company will adopt SFAS No. 128 in the year ending December 31, 1997, upon adoption, SFAS No. 128 will require restatement of prior years' Earnings per Share. Management anticipates the impact of adoption to be immaterial.

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

        In April 1996, the Company completed an initial public offering of 2,145,000 shares of its common stock. A portion of the net proceeds of approximately $25.3 million was used to repay the Company's subordinated debt, with the remainder designated for general corporate purposes, including potential acquisitions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

        Net sales increased $8.2 million, or 23.4%. This reflects an increase in finished casket volume from operations owned in both periods, net price increases, and additional net sales from operations acquired during the fourth quarter of 1996 and the first six months of 1997. The increase was partially offset by a decline in sales of casket components.

        Gross profit increased $2.3 million, or 29.3%. Gross margin increased from 21.9% to 22.9%. The gross margin was affected by net price and volume increases and the incremental margin from acquired distribution operations.

        Selling, general and administrative expenses increased $1.9 million, or 64.8%, and as a percentage of net sales increased from 8.5% to 11.4%. The increase in selling, general and administrative expenses as a percentage of net sales primarily reflects such expenses for distribution companies acquired in late 1996 and in 1997, as well as expenses associated with the development of the Company's merchandising services business in 1997.

        Net interest expense increased $29,000, or 46.8%. The increase reflects the use of cash and issuance of debt for acquisitions, partially offset by higher earnings rates on invested cash balances.

        The Company's effective tax rate was 37.5% in both periods.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

        Many of the factors that affected second quarter results also had an impact on year to date results. Refer to the second quarter comparison for additional discussion.

        Net sales increased $12.6 million, or 17.0%. The increase reflects an increase in finished casket volume from operations owned in both periods, net price increases, and net sales of operations acquired in late 1996 and the first six months of 1997, with sales of casket components approximating 1996 levels.

        Gross profit increased $4.1 million, or 24.7%. Gross margin increased from 22.4% to 23.8%.

        Selling, general and administrative expenses increased $3.6 million, or 62.4%, and as a percentage of net sales, increased from 7.9% to 10.9%.

        Net interest expense decreased $539,000, or 71.7%. The decrease reflects the early extinguishment of the Company's $11 million Subordinated Series A Note in April 1996, and higher interest income due to higher invested cash balances and slightly higher investment interest rates.

        The Company's effective tax rate was 37.5% in both periods.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has historically relied on cash flows from operations as well as borrowings from banks and other lenders to fund its operations.

        Cash and cash equivalents were $29.4 million at June 30, 1997, a decrease of $2.7 million from December 31, 1996. For the six months ended June 30, 1997, cash provided by operations totaled $11.0 million, cash used in investing activities totaled $10.1 million and cash used in financing activities totaled $3.5 million.

        The Company utilized approximately $6.9 million of cash for acquisitions during the first six months of 1997, net of cash acquired.

        Long-term debt at June 30, 1997 totaled $29.6 million compared to $25.1 million at December 31, 1996, with the increase attributable to the issuance of debt related to the Houston Casket acquisition. Long-term debt at June 30, 1997 consisted primarily of $25.0 million of Senior Notes, $2.5 million in promissory notes and $2.0 million in convertible notes.

        The Company maintains a $6.0 million unsecured revolving credit facility with a major bank which expires January 31, 1998. The revolving credit facility provides for borrowings and the issuance of letters of credit up to the lesser of $6.0 million or a borrowing base, consisting of accounts receivable and inventory. At June 30, 1997, no borrowings were outstanding, $2.3 million of letters of credit were outstanding and $3.7 million was available under the revolving credit facility.

        The Company's capital resources consist of its cash balances at June 30, 1997, future cash flows from operations and the borrowing capacity under the revolving credit facility. The Company believes that these resources will be sufficient to fund capital expenditures and meet other operating requirements for the foreseeable future. Future acquisitions will be funded by available cash, additional debt and future offerings of shares.

      Historically, the Company's operations have experienced certain seasonal patterns. Generally, the Company's net sales are highest in the first quarter and lowest in the third quarter of each year. These fluctuations are due in part to the seasonal variances in the death rate, with a greater number of deaths generally occurring in cold weather months, and the timing of the Company's annual manufacturing facilities vacation shutdowns, which occur primarily in the third quarter. In addition, operating results can vary between quarters of the same or different years due to, among other things, fluctuations in the number of deaths, changes in product mix, limitations on the timing of price increases, and variance in the cost of raw materials. As a result, the Company experiences variability in its operating results on a quarterly basis, which may make quarterly year-to-year comparisons less meaningful.

INFLATION

      Historically, inflation has not had a material impact on the results of operations of the Company nor is it anticipated to have a material impact for the foreseeable future.

PART II. OTHER INFORMATION

        Item 2. Changes in Securities

                Effective May 13, 1997, the Company issued 493,331 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933, to acquire the outstanding common stock of West Point Casket Company, Inc.

        Item 4. Submission of Matters to a Vote of Security Holders

                On April 29, 1997 the Company held its annual meeting of stockholders to elect directors. The following table sets forth the name of each director, and the number of votes cast for each director or withheld.

                        NAME                     FOR       WITHHELD AUTHORITY
                        ----                     ---       ------------------
                Bruce E. Elder ..........     7,057,656           32,238
                Eldon P. Nuss ...........     7,086,731            3,163
                Kirk P. Pendleton .......     7,086,631            3,263
                Robert T. Rakich ........     7,085,231            4,663
                Bill  W. Wilcock ........     7,072,131           17,763

        Item 6. Exhibits and Reports on Form 8-K

                (a) Exhibits

                    10.1 - The York Group, Inc. Non-Employee Director Cash
                           and Equity Compensation Plan

                    27   - Financial data schedule

                (b) Reports on Form 8-K

                    Form 8-K filed on May 23, 1997, as amended by Form 8-K/A filed on July 25, 1997

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 1997                   THE YORK GROUP, INC.

                                  By: /S/ DAVID F. BECK
                                      David F. Beck
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and Duly
                                      Authorized Officer)