Form 10-Q
period 1997-09-30
YORK GROUP INC \DE\
filed 1997-11-14
CIK 1007084

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the period ended September 30, 1997

                                       or

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM____TO____

                         Commission file number: 0-28096

                          -----------------------------

                              THE YORK GROUP, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          76-0490631
(State or other jurisdiction                     (I.R.S. employer identification
      of organization)                               incorporation or number)


9430 OLD KATY ROAD, HOUSTON , TEXAS                               77055
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

YES_X___  NO____



The number of shares outstanding of the registrant's common stock as of November 12, 1997 was 8,893,950.

                              THE YORK GROUP, INC.

                                      INDEX

                                                                            PAGE
Part I.  Financial Information

         Item 1. Financial Statements

               Consolidated Balance Sheets -
                       September 30, 1997 (Unaudited) and December 31, 1996    2

               Consolidated Statements of Income (Unaudited)
                       Three months ended September 30, 1997 and 1996
                       Nine months ended September 30, 1997 and 1996.......    3

               Consolidated Statements of Cash Flows (Unaudited) -
                       Nine months ended September 30, 1997 and 1996.......    4

               Notes to Consolidated Financial Statements (Unaudited)......  5-7

        Item 2. Management's Discussion and Analysis of Results of
                       Operations and Financial Condition.................. 8-10

Part II Other Information

        Item 2. Changes in Securities......................................   11

        Item 6. Exhibits and Reports on Form 8-K...........................   11


Signature..................................................................   12

PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                              THE YORK GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                       (Unaudited)        (Audited)
                                                                       September 30,     December 31,
        ASSETS                                                             1997              1996
                                                                        ---------         ---------
CURRENT ASSETS:
  Cash and cash equivalents ........................................    $  24,958         $  31,940
  Trade accounts and notes receivable, net of allowance for
  doubtful accounts and returns and allowances of
  $3,069 in 1997 and $1,829 in 1996:
     Stockholders and affiliates ...................................        2,874             5,341
     Other .........................................................       12,657             7,688
  Inventories  (Note 4) ............................................       32,375            19,838
  Prepaid expenses .................................................        3,980             1,636
  Deferred tax asset ...............................................        2,913             2,258
                                                                        ---------         ---------
      Total current assets .........................................       79,757            68,701
                                                                        ---------         ---------

PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements ............................................        4,118             2,956
  Buildings and improvements .......................................       12,201            10,533
  Equipment ........................................................       36,573            32,593
  Construction-in-progress .........................................        3,706             1,134
                                                                        ---------         ---------
                                                                           56,598            47,216
  Less: accumulated depreciation ...................................      (20,951)          (16,869)
                                                                        ---------         ---------
    Property, plant and equipment, net .............................       35,647            30,347
                                                                        ---------         ---------

NOTES RECEIVABLE:
  Related party ....................................................         --                 175
  Other ............................................................          829               171
GOODWILL ...........................................................       10,282             2,888
OTHER NONCURRENT ASSETS ............................................        2,392               614
                                                                        ---------         ---------
  TOTAL ASSETS .....................................................    $ 128,907         $ 102,896
                                                                        =========         =========


         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ................................    $   3,608         $     633
  Accounts payable .................................................        4,134             4,008
  Accrued expenses .................................................       14,973             9,833
                                                                        ---------         ---------
      Total current liabilities ....................................       22,715            14,474
                                                                        ---------         ---------

OTHER  NONCURRENT  LIABILITIES .....................................          955             1,275
                                                                        ---------         ---------

DEFERRED TAX LIABILITY .............................................        5,686             4,149
                                                                        ---------         ---------

LONG-TERM DEBT  (Note 6) ...........................................       25,935            26,435
                                                                        ---------         ---------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000,000
     shares authorized and unissued
  Common stock, $.01 par value, 25,000,000
     shares authorized; 8,893,950 and 8,387,119 shares
     issued and outstanding ........................................           90                84
  Additional paid-in capital .......................................       40,055            30,946
  Retained earnings ................................................       33,471            25,533
                                                                        ---------         ---------
     Total stockholders' equity ....................................       73,616            56,563
                                                                        ---------         ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................    $ 128,907         $ 102,896
                                                                        =========         =========

   The accompanying notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)
                                   (Unaudited)


                                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                                 --------------------------------    -------------------------------
                                                                      1997              1996              1997              1996
                                                                  -----------       -----------       -----------       -----------


NET SALES (including sales to stockholders .................      $    40,413       $    31,333       $   131,575       $   111,395
  and affiliates of $9,317 and $16,450 for the
  three months ended September 30, 1997 and 1996,
  respectively, and $41,995 and $59,103 for the
  nine months ended September 30, 1997 and 1996,
  respectively)

COST OF SALES ..............................................           29,221            24,920            96,050            87,291
                                                                  -----------       -----------       -----------       -----------

     Gross Profit ..........................................           11,192             6,413            35,525            24,104

OTHER OPERATING EXPENSES ...................................            8,203             2,957            20,810             9,354
                                                                  -----------       -----------       -----------       -----------

     Operating income ......................................            2,989             3,456            14,715            14,750

INTEREST EXPENSE, NET ......................................             (122)              (44)             (389)             (909)
                                                                  -----------       -----------       -----------       -----------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM ...................................            2,867             3,412            14,326            13,841

INCOME TAX PROVISION .......................................            1,075             1,249             5,372             5,152
                                                                  -----------       -----------       -----------       -----------

INCOME BEFORE EXTRAORDINARY ITEM ...........................            1,792             2,163             8,954             8,689

EXTRAORDINARY ITEM,
     less applicable tax (Note 6) ..........................                                                                   (736)
                                                                  -----------       -----------       -----------       -----------

NET INCOME .................................................      $     1,792       $     2,163       $     8,954       $     7,953
                                                                  ===========       ===========       ===========       ===========

EARNINGS PER SHARE:
     Income before extraordinary item ......................      $      0.20       $      0.26       $      1.01       $      1.14
                                                                  ===========       ===========       ===========       ===========

     Net income ............................................      $      0.20       $      0.26       $      1.01       $      1.05
                                                                  ===========       ===========       ===========       ===========

AVERAGE SHARES OUTSTANDING .................................        9,074,922         8,343,419         8,824,034         7,595,514
                                                                  ===========       ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                             Nine Months Ended September 30,
                                                          ------------------------------------
                                                                1997                 1996
                                                          ----------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                 $ 8,954           $ 7,953
       Adjustments to reconcile income to net cash
         provided by operating activities --
        Depreciation and amortization                               3,663             2,930
        Deferred income tax provision                                  92               163
        Loss on disposition of property, plant and equipment           79               112
        Provision for doubtful accounts                                43                42
        Decrease/(increase) in:
          Accounts receivable                                       3,807               377
          Inventories                                              (2,414)              885
          Prepaid expenses                                         (1,879)             (568)
          Other noncurrent assets                                    (142)            1,178
        Increase/(decrease) in:
          Accounts payable                                         (1,306)             (446)
          Accrued expenses                                            201             1,252
          Income taxes payable                                                         (161)
                                                             -------------      ------------

          Net cash provided by operating activities                11,098            13,717
                                                             -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                        (5,888)           (3,319)
       Collection of notes receivable                                 475               226
       Acquisitions, net of cash acquired of $3,744 and $39        (6,882)              (25)
                                                             -------------      ------------

          Net cash used in investing activities                   (12,295)           (3,118)
                                                             -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Dividends paid                                              (1,016)           (1,312)
       Repayment of long-term debt                                 (4,881)          (13,580)
       Proceeds from issuance of common stock, net of
          issuance costs                                              112            25,773
                                                             -------------      ------------

          Net cash (used in) provided by financing activities      (5,785)           10,881
                                                             -------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (6,982)           21,480

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     31,940            10,914
                                                             -------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 24,958          $ 32,394
                                                             =============      ============

Supplemental schedule of noncash investing and financing activities:
   Details of acquisitions (Note 2)
       Fair value of assets acquired             $ 27,881
       Debt issued                                 (4,500)
       Liabilities assumed                         (7,496)
       Common stock issued                         (9,003)
                                                 ---------
       Cash paid                                  $ 6,882
                                                 =========

   The accompanying notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1997

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The York Group, Inc. and all wholly-owned subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's December 31, 1996 audited financial statements and the notes thereto. In the opinion of the Company, all adjustments and eliminations, consisting only of normal and recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 1997 and December 31, 1996 and the consolidated results of its operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996 have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year.

Prior year financial information has been restated and current year information adjusted to reflect an acquisition made during the three months ended September 30, 1997 which was accounted for as a pooling of interests (see Note 2). Further, the financial information has been reclassified to include certain warehouse and delivery expenses, previously included in cost of sales, with selling, general and administrative expenses, and to report such expenses as other operating expenses. The Company believes that this presentation more appropriately reflects its cost structure as it expands its sales and distribution operations.

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

                                                   (Unaudited)
                                      Pro forma financial information for the
                                           nine months ended September 30,
                                      ---------------------------------------
                                              1997             1996
                                      ---------------       -----------------
                                      (in thousand, except per share amounts)

Net sales                                    $138,473        $129,895
Income before extraordinary item,
   less applicable tax                         $8,903          $8,956
Net income                                     $8,903          $8,220
Earnings per share:
   Income before extraordinary item              $.98           $1.09
   Net income                                    $.98           $1.00

On July 31, 1997 the Company acquired all of the outstanding common stock of Elder Davis, Inc., a manufacturer of cloth covered caskets and cremation containers, for 387,255 shares of the Company's common stock, for a total consideration of approximately $7.6 million. This transaction has been accounted for as a pooling of interests and accordingly, all financial information presented herein has been restated.


3.  REALIGNMENT AND ONE-TIME CHARGES

During the three months ended September 30, 1997 the Company incurred approximately $1.5 million of expenses related to the realignment of production processes at several of its facilities. $1.3 million of the expenses have been charged to cost of sales and $160,000 to other operating expenses. The realignment expenses consist primarily of labor inefficiencies, production disruption costs and severance. Additionally, other operating expenses include approximately $200,000 of transaction costs associated with the acquisition of Elder Davis, Inc. which was accounted for as a pooling of interests (see Note
2).


4  INVENTORIES
                                          September 30,    December 31,
                                              1997             1996
                                          -------------    ------------
                                                  (in thousands)

Raw materials                                 $ 7,943         $ 7,923
Work in process                                 3,359           2,675
Finished goods                                 21,073           9,240
                                             --------        --------

                                              $32,375         $19,838
                                             ========        ========

5  CONTINGENCIES

ENVIRONMENTAL MATTERS

In 1991, the Georgia Department of Natural Resources (the GDNR) issued a Notice of Violation - Consent Order alleging that the Company's Lawrenceville, Georgia facility was storing and treating hazardous wastes without a permit and was otherwise in violation of certain hazardous waste regulations in the operation of its electroplating line and associated waste water treatment system. The GDNR approved a closure-plan and post-closure plan for the facility in August 1994, and issued a Hazardous Waste Facility Permit effective September 27, 1995 to document the post-closure care requirements. The Company has provided financial assurance in the form of a letter of credit in the amount of approximately $1.1 million to secure its post-closure care obligations.

At September 30, 1997 and December 31, 1996, the Company had reserves of approximately $1.2 million and $1.5 million, respectively, for estimated costs to complete the implementation of the post-closure plan. Actual remediation costs may differ from estimates due to unforeseen factors which may arise as the closure occurs. Accordingly, these reserves may be adjusted as additional information becomes available.


6  CAPITALIZATION EVENT

In April 1996, the Company completed an initial public offering (the "Offering") of 2,145,000 shares of its common stock. Proceeds to the Company from the Offering, after deduction of associated expenses, were approximately $25.3 million. The Company utilized a portion of the proceeds of the Offering to repay its $11.0 million Subordinated Series A Note, which was originally issued at a discount. The early extinguishment of this debt resulted in an extraordinary charge of $736,000, net of tax, during the three month period ended June 30, 1996, related to the write-off of the unamortized discount.


7  SUBSEQUENT EVENT

On October 31, 1997 the Company acquired substantially all of the operating assets and assumed all of the operating liabilities of Sacramento Casket Company, a casket distributor serving northern California and northern Nevada, for approximately $3.3 million in cash. This transaction will be accounted for using the purchase method of accounting.

8  PENDING PRONOUNCEMENTS

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

      Prior year financial information has been restated and current year information adjusted to reflect an acquisition made during the three months ended September 30, 1997 which was accounted for as a pooling of interests. Further, the financial information has been reclassified to include certain warehouse and delivery expenses, previously included in cost of sales, with selling and general and administrative expenses, and to report such expenses as other operating expenses. The Company believes that this presentation more appropriately reflects its cost structure as it expands its sales and distribution operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

      Net sales increased $9.1 million, or 29.0%. This reflects an increase in finished casket volume, net price increases, incremental sales dollars generated by distribution operations acquired during the fourth quarter of 1996 and the first nine months of 1997, and sales of vaults and merchandising/ consulting services generated by late 1996 and 1997 acquisitions. The increase was partially offset by a decline in sales of casket components.

      Gross profit increased $4.8 million, or 74.5%. Gross margin increased from 20.5% to 27.7%. The gross margin was positively affected by net price and volume increases and the incremental margin from acquired distribution and service operations. Gross margin was negatively affected by certain expenses related to the realignment of production processes at several of the Company's facilities. Those expenses are related to the realignment of facilities to focus production of various product lines at specific plants. The expenses relate primarily to labor inefficiencies, production disruption costs and severance. Additional expenses related to realignment activities will be incurred during the fourth quarter of 1997.

      Other operating expenses increased $5.2 million to $8.2 million, and as a percentage of net sales increased from 9.4% to 20.3%. The increase in other operating expenses as a percentage of net sales primarily reflects such expenses for distribution companies acquired in the fourth quarter of 1996 and in 1997. These distribution operations incur a higher level of warehousing, delivery and selling expenses than does the Company's manufacturing operations. The increase in other operating expenses also reflects expenses associated with the development of the Company's merchandising services business in 1997 and transaction costs associated with a pooling transaction completed in July 1997.

      Net interest expense increased $78,000, to $122,000. The increase reflects the use of cash and issuance of debt for acquisitions, partially offset by higher earnings rates on invested cash balances.

      The Company's effective tax rate was 37.5% in 1997 compared to 36.6% in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

      Many of the factors that affected third quarter results also had an impact on year to date results. Refer to the third quarter comparison for additional discussion.

      Net sales increased $20.2 million, or 18.1%. The increase reflects an increase in finished casket volume, net price increases, and sales of operations acquired in late 1996 and the first nine months of 1997. The increase was partially offset by a decline in sales of casket components.

      Gross profit increased $11.4 million, or 47.4%. Gross margin increased from 21.6% to 27.0%.

      Other operating expenses increased $11.5 million, and as a percentage of net sales, increased from 8.4% to 15.8%.

      Net interest expense decreased $520,000, or 57.2%. The decrease reflects the early extinguishment of the Company's $11 million Subordinated Series A Note in April 1996, and higher interest income due to higher invested cash balances and slightly higher investment interest rates.

      The Company's effective tax rate was 37.5% in 1997 compared to 37.2% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically relied on cash flows from operations as well as borrowings from banks and other lenders to fund its operations.

      Cash and cash equivalents were $25.0 million at September 30, 1997, a decrease of $7.0 million from December 31, 1996. For the nine months ended September 30, 1997, cash provided by operations totaled $11.1 million, cash used in investing activities totaled $12.3 million and cash used in financing activities totaled $5.8 million.

      The Company utilized approximately $6.9 million of cash for acquisitions during the first nine months of 1997, net of cash acquired.

      Long-term debt at September 30, 1997 totaled $25.9 million compared to $26.4 million at December 31, 1996, with the decrease attributable to debt repayments and an increase in the current portion of long-term debt, partially offset by the issuance of debt related to the Houston Casket acquisition. Long-term debt at September 30, 1997 consisted primarily of $21.4 million of Senior Notes, $2.5 million in promissory notes and $2.0 million in convertible notes.

      The Company maintains a $6.0 million unsecured revolving credit facility with a major bank which expires January 31, 1998. The revolving credit facility provides for borrowings and the issuance of letters of credit up to the lesser of $6.0 million or a borrowing base, consisting of accounts receivable and inventory. At September 30, 1997, no borrowings were outstanding, $2.3 million of letters of credit were outstanding and $3.7 million was available under the revolving credit facility.

      The Company's capital resources consist of its cash balances at September 30, 1997, future cash flows from operations and the borrowing capacity under the revolving credit facility. The Company believes that these resources will be sufficient to fund capital expenditures and meet other operating requirements for the foreseeable future. Future acquisitions will be funded by available cash, additional debt and future offerings of shares.

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

PART II. OTHER INFORMATION

    Item 2.  Changes in Securities

             Effective July 31, 1997, the Company issued 387,255 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933, to acquire the outstanding common stock of Elder Davis, Inc.

    Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             27 - Financial data schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 14, 1997              THE YORK GROUP, INC.




                               By: /S/DAVID F. BECK
                                      David F. Beck
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and Duly
                                        Authorized Officer)