Form 10-K
period 1997-12-31
YORK GROUP INC \DE\
filed 1998-03-31
CIK 1007084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-28096

                            ------------------------

                              THE YORK GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                        76-0490631
   (STATE OR OTHER JURISDICTION OF                          (IRS EMPLOYER
   INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)
 9430 OLD KATY ROAD, HOUSTON, TEXAS                             77055
   (ADDRESS OF PRINCIPAL EXECUTIVE                            (ZIP CODE)
              OFFICES)

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No. [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 12, 1998, there were 8,906,950 shares of The York Group, Inc. Common Stock, $.01 par value, issued and outstanding, 7,501,514 of which, having an aggregate market value of approximately $182,849,404 were held by non-affiliates of the registrant (affiliates being, for these purposes only, directors, executive officers and holder of more than 5% of the registrant's Common Stock).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement related to the registrant's 1998 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1997, are incorporated by reference into Part III of this Form 10-K.
================================================================================

                               TABLE OF CONTENTS

                                                 PAGE
                                                 ----
Item 1.  Business.............................     1
Item 2.  Properties...........................     4
Item 3.  Legal Proceedings....................     6
Item 4.  Submission of Matters to a Vote of
           Security Holders...................     6
Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters....     6
Item 6.  Selected Financial Data..............     7
Item 7.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations......................     8
         General..............................     8
         Results of Operations................     9
         Liquidity and Capital Resources......    10
         The Year 2000 Issue..................    11
         Inflation............................    11
         Selected Quarterly Operating Results
           and Seasonality....................    11
         Forward-Looking Statements...........    12
Item 8.  Financial Statements and
           Supplementary Data.................    12
Item 9.  Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure...............    12
Item 10. Directors and Executive Officers of
           the Registrant.....................    12
Item 11. Executive Compensation...............    13
Item 12. Security Ownership of Certain
           Beneficial Owners and Management...    13
Item 13. Certain Relationships and Related
           Transactions.......................    13
Item 14. Exhibits, Financial Statement
           Schedules and Reports on Form
           8-K................................    14

                                     PART I

ITEM 1.  BUSINESS

INDUSTRY OVERVIEW

     The York Group, Inc. (the "Company" or "York") is the second largest casket manufacturer in the United States and has an approximate 21% share of the finished casket market. According to industry sources, there are approximately 22,000 domestic funeral homes, which purchase approximately $1.1 billion of finished caskets annually.

     Caskets generally are categorized by the type of material from which they are produced, with three categories: metal, wood and other. According to statistics compiled and released by the Casket & Funeral Supply Association of America, approximately 1.9 million caskets were sold in the United States in 1997, with metal caskets accounting for approximately 1.3 million units, wood caskets accounting for approximately 300,000 units and other caskets accounting for approximately 300,000 units.

     The number of casket manufacturers, assemblers and distributors has declined over the past thirty years as a result of industry consolidation. The Company estimates that the three largest casket manufacturers accounted for over 60% of the finished casket unit volume in 1997.

     The casket industry is characterized by generally favorable demographic trends that have allowed the major manufacturers to enjoy relatively stable, non-cyclical and fairly predictable business conditions. The number of deaths in the United States has grown at an annual compound rate of approximately 1%, increasing from approximately 2.0 million deaths in 1980 to approximately 2.3 million deaths in 1997. According to a 1994 report prepared by the United States Department of Commerce, Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1% per year between the years 1994 and 2000. While an increasing number of annual deaths would be expected to increase the demand for caskets, a steady, gradual growth in the number of cremations in the United States has mitigated much of the potential benefit. According to industry statistics compiled and released by the Cremation Association of North America ("CANA"), cremation was used in connection with approximately 21% of the deaths in the United States in 1997, compared with approximately 10% in 1980. As a result, the number of caskets sold in the United States has remained fairly constant, with unit volumes of approximately 1.8 million to 1.9 million caskets per year over the past ten years. These same CANA statistics suggest that cremation could be used in connection with approximately 26% of the deaths in the United States in 2000.

THE COMPANY

     The Company produces a wide variety of all three types of caskets, as well as casket components. Metal caskets are made from various gauges of cold rolled steel, stainless steel, copper and bronze. Wood caskets are made from nine different wood species ranging from poplar to mahogany, as well as from veneer and paper covered particle board and fiber board. The Company also produces caskets made from cloth and paper covered particle board and corrugated materials. Casket components include stamped metal parts, as well as various other exterior and interior parts. The Company believes that it is the largest domestic supplier of casket components to other casket manufacturers and assemblers. Beginning in 1997, the Company also manufactures metal burial vaults for use in the interment segment of the death care industry.

     The Company's finished caskets are marketed through a network of Company and privately owned distributors that serve an estimated 15,000 domestic funeral homes, as well as certain foreign markets.

PRODUCTS AND SERVICES

     CASKETS. The Company believes it manufactures a more comprehensive line of caskets than any of its major competitors. Caskets can be customized around several dozen basic designs in combination with many different options relating to such features as color, interior design, handles and trim in order to accommodate specific religious, ethnic, or other personal preferences.

     METAL CASKETS. Metal caskets are generally categorized by whether the casket is non-gasketed or gasketed, and by material (i.e. bronze, copper or steel) and in the case of steel, by the gauge, or thickness, of the metal. The Company's metal casket line consists of non-gasketed 20 gauge steel, gasketed 20, 18 and 16 gauge steel, and gasketed stainless steel, copper and bronze. The non-gasketed 20 gauge steel line is the least expensive of the metal caskets, and the prices generally increase in the order listed above.

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

     OTHER CASKETS. The Company's other caskets, including cremation containers, are manufactured from particle board and corrugated materials covered with cloth or paper. These products are used, although not exclusively, in cremation.

     COMPONENTS. The Company manufactures casket components for its own use and for sale to other casket manufacturers and assemblers. These components include stamped metal body parts, metal locking mechanisms for gasketed metal caskets, adjustable beds, interior fabrics and panels, and metal and plastic handles and corners. The Company dyes fabrics used for casket interiors and also processes a line of fabrics for use in the production of cloth-covered caskets. In addition, embroidered panel fabrics are also produced by the Company.

     VAULTS. Metal vaults are manufactured from various gauges of steel, as well as stainless steel, copper and bronze. The vaults have various exterior finishes, including paint and porcelain.

     MERCHANDISING AND DESIGN PRODUCTS AND SERVICES. The Company provides product planning, merchandising and display products and consulting services, as well as architectural and interior design services to funeral service businesses. These products and services assist funeral service professionals in providing value and satisfaction to their client families.

DISTRIBUTION AND MARKETING

     The Company currently markets its finished caskets through Company and privately owned distributors. In 1997 approximately 40% of the Company's finished casket sales were made through Company owned distributors and approximately 60% through privately owned distributors. Burial vaults are sold directly to funeral home and cemetery operators as well as to privately owned distributors. In 1997 approximately 1% of the Company's net sales were to customers outside the United States. The Company normally fills orders within one month and, therefore, does not have a significant backlog of unfilled orders.

     Though York's distributors generally concentrate their sales and service efforts in their primary market area, they are not assigned exclusive territories. York believes that each of its distributors is committed to providing the highest quality service to the funeral homes within its primary market area.

     York's major marketing efforts include a recently introduced merchandise planning and display concept, pre-need insurance and trust programs, a cremation training and merchandising program, volume purchase programs, tour/training programs and The York Children's FoundationSM.

     PRE-NEED INSURANCE AND TRUST PROGRAMS. In recent years, funeral homes have become more active in the marketing of prearranged funeral plans as a way to maintain and increase future market share. Through a wholly-owned subsidiary, the Company has introduced a program offering insurance policies to funeral homes for the funding of prearranged funerals. This program, which includes policies underwritten by a major life insurance company, is designed to provide a financial incentive to funeral home operators to specify York products through insurance funded features, which offer additional payments to offset increases in the cost of a York casket. The Company has recently expanded its pre-need program to include a trust alternative, similar to the insurance funded program, which allows the Company to serve all segments of the pre-need market. These programs are expected to enhance the Company's future market share.

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

     THE YORK CHILDREN'S FOUNDATIONSM. The York Children's FoundationSM (the "Foundation") supports charitable children's organizations across the country. As a means of memorializing persons buried in York caskets, York and the applicable distributor make a donation to the Foundation in the name of the deceased each time a York casket is purchased by a family and registered with the Foundation. Grants made by the Foundation allow the sponsoring funeral home to promote its name and goodwill within its local community and allow the Company to further differentiate itself from its competitors.

SUPPLY AGREEMENT WITH SERVICE CORPORATION INTERNATIONAL

     The Company is party to a supply agreement (the "Supply Agreement") with an affiliate of Service Corporation International ("SCI"). The Supply
Agreement requires the purchase of specific annual dollar volumes of the Company's caskets and expires at the end of 1998. Sales under the Supply Agreement are made through the Company's distributors at a discount to list price. The discount is shared equally by the Company and the applicable distributor. Sales under the Supply Agreement accounted for approximately 22% of the Company's net sales in 1997. In early 1998, SCI notified the Company that it would not renew the Supply Agreement and beginning January 1, 1999 it would purchase substantially all of its casket requirements from a supplier other than York. See Note 11 of Notes to the Consolidated Financial Statements.

MANUFACTURING

     Metal casket parts are produced by stamping steel, copper and bronze into casket body parts. Locking mechanisms and adjustable beds are produced by stamping and assembling a variety of steel parts. Casket handles and corners are produced from stamped or cast metal or injection molded plastic. In the production of wood caskets, the Company purchases from sawmills various species of uncured wood, which it dries and cures. The cured wood is cut into casket components. Other caskets are produced by cutting and forming particle board and corrugated materials into component parts for assembly.

     The completed metal stampings, wood and corrugated components are then assembled. A variety of designs are produced by combining multiple parts and components that are attached to the main casket body. Other assembly areas continue the manufacturing process through application of various paints, stains and other finishes and installation of interiors. Metal vaults are manufactured in a manner very similar to that used to manufacture metal caskets.

SUPPLIERS AND RAW MATERIALS

     The primary basic materials required for the Company's casket and vault manufacturing operations are cold rolled steel, lumber and corrugated materials. The Company also purchases copper, bronze, stainless steel and textiles.

     The Company typically negotiates blanket purchase orders or 12-month supply agreements with large, integrated steel suppliers that have demonstrated timely delivery, high quality material and competitive prices. The Company purchases lumber from a number of sawmills and distributors. The Company purchases approximately 90% of its lumber from approximately 25 sawmills within 150 miles of its wood casket manufacturing facility in York, Pennsylvania. The Company normally purchases uncured lumber and cures it at its plant. Corrugated material is obtained primarily from a major supplier of wood and paper products.

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

COMPETITION

     The casket industry is highly competitive. The Company competes with other casket manufacturers on the basis of product quality, price, service, design availability and breadth of product line. The Company provides a full line of caskets that it believes is more comprehensive than any of its major competitors. Although there are a large number of casket industry participants, the three largest casket manufacturers account for over 60% of the finished caskets produced. In addition to York, Batesville Casket Company, a subsidiary of Hillenbrand Industries, Inc., and Aurora Casket Company, Inc. are the most significant industry participants.

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

INTELLECTUAL PROPERTY

     The Company owns a number of domestic trademarks, service marks, copyrights and patents. However, the Company believes the loss of any or a significant number of its trademarks, service marks, copyrights or patents would not have a material impact on its operations.

EMPLOYEES

     The Company has approximately 1,700 employees, substantially all of whom work full-time. Approximately 72% are engaged in manufacturing activities, 12% are engaged in field sales and distribution activities with the balance holding managerial, administrative, clerical or other office positions. Approximately 200 employees are covered by collective bargaining agreements, principally production workers at the Lynn, Indiana and Birmingham, Alabama plants, whose agreements expire in June 1998 and July 2000, respectively, and certain transportation employees. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company owns eight production facilities and four finished casket distribution warehouse facilities. The Company also leases twenty-two finished casket distribution warehouse facilities and three manufacturing facilities. Additionally, the Company leases warehouses, with an aggregate of approximately 67,000 square feet near its York, Pennsylvania; Lynn, Indiana and Marshfield, Missouri assembly plants in order to stock finished caskets, allowing the Company to more effectively schedule production and better serve its customers.

     The Company believes that its production and distribution warehouse facilities are adequate to support its current and projected level of operations. The following table sets forth additional information regarding the Company's manufacturing facilities:

                                                                                        APPROXIMATE
                                                                                           SQUARE
              LOCATION                         PRINCIPAL PRODUCTS OR ACTIVITY               FEET
-------------------------------------   ---------------------------------------------   ------------
York, Pennsylvania...................   Manufacture of finished wood caskets               307,000
Marshfield, Missouri.................   Manufacture of finished metal caskets               86,000
Lynn, Indiana........................   Manufacture of finished metal caskets               76,000
Richmond, Indiana....................   Manufacture of finished metal caskets               21,000
West Point, Mississippi..............   Manufacture of finished metal caskets               99,000
Richmond, Indiana....................   Metal stamping, manufacture of casket               92,000
                                        beds, locks and hardware items
Anniston, Alabama....................   Metal stamping                                      63,000
Lawrenceville, Georgia...............   Manufacture of metal casket handles and            129,000
                                        corners and processing of interior fabrics
Richmond, Indiana....................   Manufacture of cloth covered caskets and           164,000
                                        cremation containers (leased)
Birmingham, Alabama..................   Manufacture of metal burial vaults (leased)         37,000
Richmond, Indiana....................   Injection molding of plastic parts,                 18,000
                                        principally casket corners (leased)

     The following table sets forth additional information regarding the Company's distribution warehouse facilities:

                                                     APPROXIMATE
                                                      AGGREGATE
                                        NUMBER OF       SQUARE
                STATE                   LOCATIONS        FEET
-------------------------------------   ----------   ------------
Alabama..............................       1           14,000
California...........................       1           23,000
Connecticut..........................       1           14,000
Florida..............................       3           38,000
Georgia..............................       1           14,000
Illinois.............................       2           29,000
Indiana..............................       2           13,000
Kentucky.............................       1           14,000
Louisiana............................       1           15,000
Maine................................       1            5,000
Massachusets (owned).................       1           18,000
Michigan.............................       1           16,000
Mississippi (owned)..................       1           20,000
New Mexico...........................       1            8,000
North Carolina.......................       1           15,000
Ohio.................................       3           40,000
Texas (2 owned)......................       4           89,000

     In addition to its production and warehouse facilities, the Company leases approximately 19,000 square feet of space for executive and administrative offices in Houston, Texas. The lease term expires November 30, 1998. The Company also owns a 20,400 square foot facility in New Orleans, Louisiana which serves as its merchandising and design center.

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

     In 1991, the Georgia Department of Natural Resources (the "GDNR") issued a Notice of Violation -- Consent Order alleging that the Company's Lawrenceville, Georgia facility was storing and treating hazardous wastes without a permit and was otherwise in violation of certain hazardous waste regulations in the operation of its electroplating line and associated wastewater treatment system. On November 8, 1991, the Company and the GDNR entered into a Consent Order (the "1991 Order") in settlement of the allegations. The 1991 Order was subsequently amended in 1993 to reflect the plan to close the facility as a landfill and to require some additional remediation, monitoring and investigation commitments on the Company's part. The GDNR approved the revised closure plan and post-closure plan for the facility in August 1994. Moreover, the GDNR issued a Hazardous Waste Facility Permit effective September 27, 1995, to document these post-closure care requirements. The Company had a reserve of approximately $1.4 million for environmental remediation at December 31, 1997, and has provided financial assurance in the form of a letter of credit in the amount of approximately $1.1 million to secure its post-closure obligations. See Note 8 of Notes to the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been traded in the over-the-counter market since April 2, 1996 and quoted on the Nasdaq National Market under the symbol "YRKG". On December 31, 1997, 240 stockholders of record held the Company's 8,906,950 shares of outstanding common stock. The Company believes there are approximately 1,900 beneficial owners of its common stock.

     The following table presents the Company's high and low common stock prices, as well as dividends per share, since April 2, 1996:

                                                              YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------
                                                     1997                                1996
                                       ---------------------------------   ---------------------------------
                                         HIGH        LOW      DIVIDENDS      HIGH        LOW      DIVIDENDS
                                       ---------  ---------   ----------   ---------  ---------   ----------
First Quarter........................  $23.00     $   18.00     $ 0.04        --         --          --
Second Quarter.......................  $19.25     $   18.00     $ 0.04     $   19.00  $15.00        $ 0.04
Third Quarter........................  $22.25     $   17.25     $ 0.04     $   17.75  $14.875       $ 0.04
Fourth Quarter.......................  $26.625    $   20.00     $ 0.04     $   19.00  $15.00        $ 0.04

     The Company has paid dividends on a quarterly basis since the second quarter of 1995. Since its stock has been publicly traded, the Company has issued seven consecutive quarterly dividends of $.04 per share. Any future change in the Company's dividend policy will be made at the discretion of the Board of Directors based upon pertinent factors, such as financial condition of the Company, bank covenants, capital and expansion requirements and other factors the Board of Directors may consider.

ITEM 6.  SELECTED FINANCIAL DATA(1)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

INCOME STATEMENT DATA:

                                                        YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------
                                          1997        1996        1995        1994        1993
                                       ----------  ----------  ----------  ----------  ----------
Net sales............................  $  178,690  $  149,178  $  140,577  $  131,391  $  117,209
Cost of goods sold...................     130,144     116,408     111,939     104,906      93,921
                                       ----------  ----------  ----------  ----------  ----------
Gross profit.........................      48,546      32,770      28,638      26,485      23,288
Other operating expenses.............      28,439      13,359      11,097      10,695       9,110
                                       ----------  ----------  ----------  ----------  ----------
Operating income.....................      20,107      19,411      17,541      15,790      14,178
Interest expense, net................         650         983       3,147       3,244       3,067
                                       ----------  ----------  ----------  ----------  ----------
Income before taxes and extraordinary
  item...............................      19,457      18,428      14,394      12,546      11,111
Income tax provision.................       7,394       6,907       5,554       4,907       4,237
                                       ----------  ----------  ----------  ----------  ----------
Income before extraordinary item.....      12,063      11,521       8,840       7,639       6,874
Extraordinary item, net of tax.......      --            (736)     --            (436)     --
                                       ----------  ----------  ----------  ----------  ----------
Net income...........................  $   12,063  $   10,785  $    8,840  $    7,203  $    6,874
                                       ==========  ==========  ==========  ==========  ==========
Earnings per share:
     Basic:
          Income before extraordinary
             item....................  $     1.38  $     1.53  $     1.60  $     1.55  $     1.40
                                       ==========  ==========  ==========  ==========  ==========
          Net income.................  $     1.38  $     1.43  $     1.60  $     1.46  $     1.40
                                       ==========  ==========  ==========  ==========  ==========
     Diluted:
          Income before extraordinary
             item....................  $     1.34  $     1.46  $     1.47  $     1.29  $     1.16
                                       ==========  ==========  ==========  ==========  ==========
          Net income.................  $     1.34  $     1.37  $     1.47  $     1.22  $     1.16
                                       ==========  ==========  ==========  ==========  ==========
     Average shares outstanding:
          Basic......................   8,712,496   7,517,662   5,519,136   4,935,964   4,914,325
                                       ==========  ==========  ==========  ==========  ==========
          Diluted....................   8,978,689   7,873,900   6,030,402   5,920,323   5,901,283
                                       ==========  ==========  ==========  ==========  ==========

BALANCE SHEET DATA:

                                                           AS OF DECEMBER 31,
                                       ----------------------------------------------------------
                                          1997        1996        1995        1994        1993
                                       ----------  ----------  ----------  ----------  ----------
Working capital......................  $   56,607  $   53,736  $   29,202  $   20,377  $    7,854
Total assets.........................     130,545     102,896      74,873      64,732      59,029
Long-term debt, less current
  maturities.........................      25,925      26,435      36,210      36,710      30,216
Stockholders' equity.................      75,647      56,072      18,758       9,661       2,370

OPERATING DATA:

                                                        YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------
                                          1997        1996        1995        1994        1993
                                       ----------  ----------  ----------  ----------  ----------
Capital expenditures.................  $    9,376  $    4,717  $    4,381  $    3,993  $    2,738
Depreciation and amortization........       5,212       4,092       3,741       3,716       3,371

------------
(1) Prior year financial information has been restated and current year information adjusted to reflect an acquisition made in 1997 which was accounted for as a pooling of interests. See Note 2 of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto, included elsewhere in this Form 10-K. Historical financial information has been restated to reflect the acquisition of Elder Davis, Inc. in July 1997, which was accounted for as a pooling of interests. Further, the financial information has been reclassified to include certain warehouse and delivery expenses, previously included in cost of sales, with selling, general and administrative expenses, and to report such expenses as other operating expenses. The Company believes that this presentation more appropriately reflects its cost structure as it expands its sales and distribution operations.

GENERAL

     The Company is the second largest casket manufacturer in the United States and produces a wide variety of caskets, as well as casket components and burial vaults. The Company's finished caskets are marketed through a network of Company and privately owned distributors, which serve an estimated 15,000 domestic funeral homes, as well as certain foreign markets. Casket components are sold to other casket manufacturers and assemblers (including certain of the Company's distributors). Burial vaults are sold directly to funeral home and cemetery operators as well as to privately owned distributors.

     In certain markets, the Company believes that its privately owned distributors will continue to be the most effective way to market the Company's products and expects to continue to strongly support the efforts of these privately owned distributors. However, the Company has, and will continue to, acquire certain of its distributors if the Company believes that such acquisitions would be complementary and result in operating efficiencies. During 1997, the Company acquired distribution companies serving southeast and southwest United States and northern California markets. The Company already owned distribution operations serving New England and certain midwest markets.

     In April 1996, the Company completed an initial public offering (the "Offering") of 2,145,000 shares of its common stock. Proceeds to the Company from the Offering, net of associated costs, were approximately $25.3 million. The Company used $11.0 million of the proceeds to repay the Subordinated Series A Note (the "Series A Note") in the second quarter of 1996. The balance of the proceeds was available for working capital and general corporate purposes, including acquisitions.

     Funeral homes are required by federal regulation to provide price lists to their customers, and generally publish such price lists annually. As a result, the casket manufacturing industry has established the industry-wide practice of setting its prices every January. In setting these prices, the Company considers expected raw material prices, competitive considerations, the general state of the economy and inflationary expectations. This industry practice requires the Company to set its prices in anticipation of, rather than in response to, changes in raw material and other costs. Over the past three years, the Company's annual weighted average price increases have ranged from 3.0% to 5.0%. Limitations on the timing of price increases relative to changes in costs may cause fluctuations in operating margins, and therefore, make quarterly year-to-year comparisons less meaningful. The major domestic casket manufacturers have all developed discount and rebate programs, which are commonplace in the casket manufacturing industry, designed to encourage volume purchases by funeral homes. In the case of the Company, these discounts are absorbed equally between the Company and the distributors.

     The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods presented:

                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                            1997       1996       1995
                                          ---------  ---------  ---------
Net sales...............................      100.0%     100.0%     100.0%
Gross profit............................       27.2       22.0       20.4
Other operating expenses................       15.9        9.0        7.9
                                          ---------  ---------  ---------
Operating income........................       11.3       13.0       12.5
Interest expense, net...................         .4         .7        2.2
Income tax provision....................        4.1        4.6        4.0
                                          ---------  ---------  ---------
Net income before extraordinary item....        6.8        7.7        6.3
Net income..............................        6.8%       7.2%       6.3%

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net sales increased $29.5 million, or 19.8%. The increase reflects an approximate 4% increase in same store finished casket unit volume, added volume of acquired manufacturing companies and increased sales margins from distributors acquired in late 1996 and during 1997, as well as increased net sales prices.

     Gross profit increased $15.8 million, or 48.1%. Gross margin increased from 22.0% to 27.2%. The improvement in gross margin reflects the effects of late 1996 and 1997 distributor and service company acquisitions, which generally generate higher gross margins relative to manufacturing facilities, partially offset by slightly lower than average margins from manufacturing facilities acquired in 1997, due to a mix of lower margin products. Additionally, the Company incurred approximately $2.9 million of expenses related to the realignment of its manufacturing facilities in order to focus production of various product lines at specific plants during the second half of 1997. These realignment expenses relate primarily to labor inefficiencies, production disruption costs and severance.

     Other operating expenses increased $15.1 million, or 112.9%, and as a percentage of net sales, increased from 9.0% to 15.9%. The increase in other operating expenses as a percentage of net sales primarily results from the acquisition of distribution and marketing companies that incur significant selling, general and administrative costs, continued investment in pre-need insurance marketing efforts, increased personnel costs, and approximately $200,000 of transaction expenses related to an acquisition accounted for as a pooling of interests, partially offset by increased sales volume.

     Net interest expense decreased $333,000, or 33.9%. The decrease reflects lower interest expense due to the early extinguishment of the Series A Note in April of 1996 and higher interest earnings due to increased invested cash balances.

     The Company's effective tax rate increased from 37.5% to 38.0%. The effective rate for 1997 reflects a decrease in nondeductible expenses and an increase in state income taxes and the Company's Federal statutory tax rate.

     In 1996, an extraordinary item of $736,000, net of tax, resulted from the write-off of unamortized debt discount associated with the early extinguishment of the Series A Note.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net sales increased $8.6 million, or 6.1%. The increase reflects an approximate 4% increase in finished casket volume, increased components sales, acquisitions completed in the fourth quarter of 1996, and increased net sales prices, partially offset by disproportionate growth in lower priced metal caskets.

     Gross profit increased $4.1 million, or 14.4%. Gross margins increased from 20.4% to 22.0%. The increases primarily reflect the increase in casket and components volumes, favorable raw material costs, increased margins attributable to acquired distribution businesses and increased net sales prices, partially offset by changes in product mix.

     Other operating expenses increased $2.3 million, or 20.4%, and as a percentage of net sales, increased from 7.9% to 9.0%. The increase in other operating expenses as a percentage of net sales primarily results from the acquisition of distribution and marketing companies that incur significant selling, general and administrative costs, continued investment in pre-need insurance marketing efforts, costs associated with being a public company and increased personnel costs, partially offset by increased sales volume.

     Net interest expense decreased $2.2 million, or 68.8%. The decrease reflects lower interest expense due to the early extinguishment of the Series A Note and higher interest earnings due to increased invested cash balances.

     The Company's effective tax rate decreased from 38.6% to 37.5%. The effective rate for 1996 reflects a decrease in state income taxes and nondeductible expenses, partially offset by an increase in the Company's Federal statutory tax rate.

     In 1996, an extraordinary item of $736,000, net of tax, resulted from the write-off of unamortized debt discount associated with the early extinguishment of the Series A Note.

LIQUIDITY AND CAPITAL RESOURCES

     Until the Offering, the Company had historically relied on cash flow from operations and borrowings from banks and other lenders to fund its operations.

     Cash and cash equivalents were $15.5 million at December 31, 1997, representing a decrease of $16.5 million from December 31, 1996. In 1997, cash flows from operations totaled approximately $8.5 million, cash used in investing activities totaled approximately $18.6 million and cash used in financing activities totaled $6.4 million.

     Capital expenditures were $9.4 million in 1997 and $4.7 million in 1996. The Company has budgeted capital expenditures for 1998 of approximately $11.7 million. Major 1998 expenditures include primarily productivity improvement and information systems projects. These expenditures are expected to enable the Company to increase operating efficiency, reduce costs, further improve product quality and more effectively support the Company's information needs.

     Proceeds from the issuance of common stock were approximately $265,000 and $25.3 million in 1997 and 1996, respectively. These proceeds reflect the Offering and the exercise of stock options issued to certain key employees.

     Long-term debt, including current maturities, at December 31, 1997, totaled $29.5 million, which primarily consisted of $25.0 million of senior notes (the "Senior Notes") and subordinated promissory notes totaling $4.5 million issued in conjunction with an acquisition.

     During 1997, the Company maintained a $6.0 million revolving credit facility with a major bank. The revolving credit facility, which expired January 31, 1998, was unsecured, provided for borrowings and the issuance of letters of credit up to the lesser of $6.0 million or a borrowing base, consisting of accounts receivable and inventory. At December 31, 1997, no borrowings were outstanding, $2.3 million of letters of credit were outstanding and $3.7 million was available under the revolving credit facility. The terms of this facility called for an interest rate, at the Company's option, to be based upon either an adjusted eurodollar rate or an adjusted prime rate. The revolving credit facility required that certain financial conditions and ratios be maintained and restricted the level of dividend payments and additional borrowings.

     On March 12, 1998, the Company entered into a five year revolving credit facility (the "Revolver") with a major bank. The Revolver, which is unsecured, provides for borrowings and the issuance of letters of credit up to $60.0 million through March 11, 2001, $50.0 million from March 12, 2001 through March 11, 2002, and $40.0 million from March 12, 2002 through March 11, 2003. The terms of the facility call for an interest rate, at the Company's option to be based upon an adjusted LIBOR rate or the prime rate. Adjustment factors for the LIBOR rate are based upon certain financial ratios, as defined, with a specified ceiling (LIBOR + 1.375%) and floor (LIBOR + .875%). The Revolver requires that certain financial conditions and ratios be maintained, restricts the level of dividend payments and contains cross-default provisions with the Company's other borrowing facilities. The Revolver requires a fee of .25%, payable quarterly, on the unused portion of the facility.

     On March 16, 1998 the Company consummated its merger with Colonial Guild, Ltd., a leading manufacturer of bronze memorialization and commemorative products (see Note 14 of Notes to the Consolidated Financial Statements). The purchase price of approximately $78.4 million was financed using the Company's cash and the funds available under the Revolver. After completion of the acquisition, approximately $5.2 million is available under the Revolver.

     Management believes that current cash balances, cash flows from operations and the remaining borrowing capacity available under the Revolver are sufficient to meet the Company's anticipated capital expenditures and other operating requirements for the foreseeable future.

THE YEAR 2000 ISSUE

     The Company has recognized the need to ensure that its computer operations and operating systems will not be adversely affected by the upcoming calendar year 2000 and is cognizant of the time sensitive nature of the issue. The Company has assessed how it may be impacted by year 2000 and has formulated and commenced implementation of a plan to address information systems issues. This plan involves a combination of hardware and software modifications, upgrades and replacement, including implementation of a new software package which will not only address the year 2000 issue, but provide additional business process functionality. The Company estimates that the cost of year 2000 compliance for its information systems, combined with capital expenditures for hardware and software involving functionality improvements will approximate $5.0 million. The Company does not believe that year 2000 compliance issues with respect to customers and suppliers will have a material effect on its operations or financial results.

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

     The following table sets forth certain income statement data for each quarter of 1997 and 1996:

                                                             QUARTER ENDED
                                           --------------------------------------------------
                                           MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                           --------    -------    ------------    -----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
Net sales...............................   $45,551     $45,611      $ 40,413        $47,115
Gross profit............................    12,276      12,057        11,192         13,021
Operating income........................     6,481       5,245         2,989          5,392
Net income..............................     3,956       3,206         1,792          3,109
Earnings per common share:
     Basic..............................       .47         .37           .20            .35
     Diluted............................       .46         .36           .20            .34
1996(2)
Net sales...............................   $42,113     $37,949      $ 31,333        $37,783
Gross profit............................     9,405       8,286         6,413          8,666
Operating income........................     6,280       5,014         3,456          4,661
Income before extraordinary item........     3,461       3,065         2,163          2,832
Net income..............................     3,461       2,329         2,163          2,832
Earnings per common share:
     Basic..............................       .57         .29(1)        .27            .35
     Diluted............................       .57         .28(1)        .26            .33

------------
(1) Includes an extraordinary charge of $.10 per share basic and $.09 per share diluted, net of tax, for the write-off of unamortized debt discount.

(2) Previously issued quarterly financial information has been restated to reflect an acquisition which occurred in the third quarter of 1997 and was accounted for as a pooling of interests. See Note 2 of Notes to the Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Proposal No. 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act of 1934, as amended (the "Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item as to the management of the Company is hereby incorporated by reference from the information appearing under the caption "Compensation Tables", "Director Compensation", "Employment Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Common Stock Outstanding and Principal Holders Thereof" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Transactions" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) 1  FINANCIAL STATEMENTS

     The following financial statements and the Report of Independent Accountants are filed as a part of this report on the pages indicated.

                                           PAGE
                                           ----
Report of Independent Public
Accountants.............................   F-2
Consolidated Balance Sheets as of
  December 31, 1997 and 1996............   F-3
Consolidated Statements of Income for
  the Years Ended
  December 31, 1997, 1996 and 1995......   F-4
Consolidated Statements of Stockholders'
  Equity for the Years Ended
  December 31, 1997, 1996 and 1995......   F-5
Consolidated Statements of Cash Flows
  for the Years Ended
  December 31, 1997, 1996 and 1995......   F-6
Notes to the Consolidated Financial
  Statements............................   F-7

     (A) 2  FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedule and the Report of Independent Accountants on Financial Statement Schedule are included in this report on the pages indicated:

                                           PAGE
                                           ----
     Report of Independent Accountants
      on Financial Statement Schedule...   F-2
     Financial Statement Schedule
          II -- Valuation and Qualifying
          Accounts......................   S-1

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

        EXHIBIT
         NUMBER                                           IDENTIFICATION OF EXHIBITS
------------------------  ------------------------------------------------------------------------------------------
           3.1       --   Certificate of Incorporation dated January 22, 1996 (incorporated by reference to Exhibit
                          3.1 to the Company's Registration Statement on Form S-1 [Reg. No. 333-00846]) ("Form
                          S-1")
           3.2       --   Bylaws (incorporated by reference to Exhibit 3.2 to Form S-1)
           4.1       --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1)
          10.1       --   Representation Agreement effective August 1, 1992, by and between The York Group, Inc. and
                          International Funeral Associates (incorporated by reference to Exhibit 10.1 to Form S-1)
          10.2       --   Agreement between York Casket Company-IN and District Lodge 90, and Local Lodge No. 2532
                          of the International Association of Machinists and Aerospace Workers, AFL-CIO dated June
                          12, 1995 (incorporated by reference to Exhibit 10.2 to Form S-1)
          10.3       --   Inventory Purchase Agreement by and among The York Group, Inc., Yorktowne Caskets, Inc.
                          and Meridian Bank dated February 22, 1994 (incorporated by reference to Exhibit 10.3 to
                          Form S-1)
          10.4       --   Casket Supply and Requirements Agreement by and between York Acquisition Corp. n/k/a The
                          York Group, Inc. and SCI Funeral Services, Inc., and the First Amendment to Casket Supply
                          and Requirements Agreement dated December 30, 1992 (incorporated by reference to Exhibit
                          10.5 to Form S-1)
          10.5       --   Credit Agreement between The York Group, Inc. and Texas Commerce Bank National Association
                          dated June 30, 1994, as amended (incorporated by reference to Exhibit 10.7 to Form S-1)
          10.6       --   Senior Note Purchase Agreement among The York Group, Inc. and The Variable Annuity Life
                          Insurance Company dated June 30, 1994 (incorporated by reference to Exhibit 10.8 to Form
                          S-1)
          10.7       --   1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Form S-1)
          10.8       --   1991 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Form S-1)
          10.9       --   1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.12 to Form S-1)
          10.10      --   1996 Independent Director Stock Option Plan (incorporated by reference to Exhibit 10.13 to
                          Form S-1)
          10.11      --   The York Group, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to
                          Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31,
                          1996)
          10.12      --   Employment Agreement between The York Group, Inc. and Gerald D. Runnels dated January 17,
                          1997
          10.13      --   The York Group, Inc. Non-Employee Director Cash and Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                          quarter ended June 30, 1997)
          10.14      --   Form of Distributor Agreement
          10.15      --   Distributor Agreement between The York Group, Inc. and Artco Casket Company, Inc. dated effective January 1, 1997 (reference Exhibit 10.14 of this Annual Report on Form 10-K for the year ended December 31, 1997)
          10.16      --   Agreement and Plan of Merger by and among The York Group, Inc., Colonial Guild Acquisition
                          Corp., and Colonial Guild, Ltd. dated February 17, 1998 (incorporated by reference to
                          Exhibit 2.1 of the Company's Current Report on Form 8-K dated March 25, 1998)
          10.17      --   Credit Agreement among The York Group, Inc., ABN-AMRO Bank, N.V., Houston Agency and
                          certain financial institutions dated March 12, 1998
          21.1       --   Subsidiaries of the Registrant
          23.1       --   Consent of Arthur Andersen LLP
          27.1       --   Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

                 Form 8-K filed on March 25, 1998

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

March 30, 1998                            THE YORK GROUP, INC.
                                          By:        /s/  DAVID F. BECK
                                                        DAVID F. BECK
                                                   VICE PRESIDENT FINANCE,
                                                 CHIEF FINANCIAL OFFICER AND
                                                        TREASURER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                         TITLE                        DATE
------------------------------------------------------  -------------------------------------   ---------------
                   /s/ELDON P. NUSS                     Chairman of the Board                   March 30, 1998
                    ELDON P. NUSS
                  /s/BILL W. WILCOCK                    President, Chief Executive Officer      March 30, 1998
                   BILL W. WILCOCK                      and Director (Principal Executive
                                                        Officer)
                   /s/DAVID F. BECK                     Vice President Finance, Chief           March 30, 1998
                    DAVID F. BECK                       Financial Officer and Treasurer
                                                        (Principal Financial and Accounting
                                                        Officer)
                  /s/BRUCE E. ELDER                     Director                                March 30, 1998
                    BRUCE E. ELDER
                 /s/KIRK P. PENDLETON                   Director                                March 30, 1998
                  KIRK P. PENDLETON
                 /s/ROBERT T. RAKICH                    Director                                March 30, 1998
                   ROBERT T. RAKICH
                 /s/ROGER W. SEVEDGE                    Director                                March 30, 1998
                   ROGER W. SEVEDGE

                                       16

                     THE YORK GROUP, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                        PAGE
                                        ----
AUDITED CONSOLIDATED FINANCIAL
STATEMENTS
     Report of Independent Public
      Accountants....................   F-2
     Consolidated Balance Sheets as
      of December 31, 1997 and
      1996...........................   F-3
     Consolidated Statements of
      Income for the Years Ended
       December 31, 1997, 1996 and
      1995...........................   F-4
     Consolidated Statements of
      Stockholders' Equity for the
      Years
       Ended December 31, 1997, 1996
      and 1995.......................   F-5
     Consolidated Statements of Cash
      Flows for the Years Ended
       December 31, 1997, 1996 and
      1995...........................   F-6
     Notes to the Consolidated
      Financial Statements...........   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of The York Group, Inc.:

     We have audited the accompanying consolidated balance sheets of The York Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The York Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                         ARTHUR ANDERSEN LLP

Lancaster, Pennsylvania
February 16, 1998

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                            DECEMBER 31,
                                       ----------------------
                                          1997        1996
                                       ----------  ----------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $   15,478  $   31,940
     Trade accounts and notes
      receivable, net of allowance
      for doubtful accounts and
      returns and allowances of
      $3,117 in 1997 and $1,829 in
      1996
          Stockholders and
             affiliates..............       5,128       5,377
          Other......................      16,857       7,652
     Inventories, net................      36,325      19,838
     Prepaid expenses................       1,228       1,636
     Deferred tax asset..............       4,506       2,258
                                       ----------  ----------
          Total current assets.......      79,522      68,701
                                       ----------  ----------
PROPERTY, PLANT AND EQUIPMENT, NET...      38,718      30,347
GOODWILL, NET........................      10,867       2,888
DEFERRED COSTS AND OTHER ASSETS (net
  of accumulated amortization of $909
  in 1997 and $642 in 1996)..........       1,438         960
                                       ----------  ----------
          Total assets...............  $  130,545  $  102,896
                                       ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term
      debt...........................  $    3,608  $      633
     Accounts payable................       4,409       4,008
     Income taxes payable............       1,565         491
     Accrued expenses................      13,333       9,833
                                       ----------  ----------
          Total current
             liabilities.............      22,915      14,965
                                       ----------  ----------
LONG-TERM DEBT.......................      25,925      26,435
                                       ----------  ----------
OTHER NONCURRENT LIABILITIES.........         870       1,275
                                       ----------  ----------
DEFERRED TAX LIABILITY...............       5,188       4,149
                                       ----------  ----------
COMMITMENTS AND CONTINGENCIES (Note
  8)
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value,
      1,000,000 shares authorized and
      unissued.......................      --          --
     Common stock, $.01 par value,
      25,000,000 shares authorized;
      8,906,950 and 8,387,119 shares
      issued and outstanding.........          89          84
     Additional paid-in capital......      40,209      30,946
     Retained earnings...............      35,349      25,042
                                       ----------  ----------
          Total stockholders'
             equity..................      75,647      56,072
                                       ----------  ----------
          Total liabilities and
             stockholders' equity....  $  130,545  $  102,896
                                       ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                          1997        1996        1995
                                       ----------  ----------  ----------
NET SALES (including sales to
  stockholders and affiliates of
  $50,426 in 1997, $74,886 in 1996
  and $82,416 in 1995)...............  $  178,690  $  149,178  $  140,577
COST OF SALES........................     130,144     116,408     111,939
                                       ----------  ----------  ----------
          Gross profit...............      48,546      32,770      28,638
OTHER OPERATING EXPENSES.............      28,439      13,359      11,097
                                       ----------  ----------  ----------
          Operating income...........      20,107      19,411      17,541
OTHER INCOME (EXPENSE):
  Interest income....................       1,679       1,673         742
  Interest expense...................      (2,329)     (2,656)     (3,889)
                                       ----------  ----------  ----------
                                             (650)       (983)     (3,147)
                                       ----------  ----------  ----------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM.................      19,457      18,428      14,394
INCOME TAX PROVISION.................       7,394       6,907       5,554
                                       ----------  ----------  ----------
INCOME BEFORE EXTRAORDINARY ITEM.....      12,063      11,521       8,840
EXTRAORDINARY ITEM, net of applicable
  income taxes of $442 (Note 12).....      --            (736)     --
                                       ----------  ----------  ----------
NET INCOME...........................  $   12,063  $   10,785  $    8,840
                                       ==========  ==========  ==========
EARNINGS PER SHARE:
  Basic:
     Income before extraordinary
     item............................  $     1.38  $     1.53  $     1.60
                                       ==========  ==========  ==========
     Net income......................  $     1.38  $     1.43  $     1.60
                                       ==========  ==========  ==========
  Diluted:
     Income before extraordinary
     item............................  $     1.34  $     1.46  $     1.47
                                       ==========  ==========  ==========
     Net income......................  $     1.34  $     1.37  $     1.47
                                       ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 ADDITIONAL
                                          NUMBER      COMMON       PAID-IN      RETAINED
                                        OF SHARES      STOCK       CAPITAL      EARNINGS
                                        ----------    -------    -----------    ---------
BALANCE AT DECEMBER 31, 1994.........    4,966,255     $  49       $    97       $  9,515
  Common stock issued:
     Exercise of common stock
     options.........................      174,000         2           433         --
     Exercise of warrants............      758,400         8         1,889         --
     Common stock awards.............        2,464      --              16         --
  Net income.........................       --          --          --              8,840
  Dividends declared ($.375 per
  share).............................       --          --          --             (2,091)
                                        ----------    -------    -----------    ---------
BALANCE AT DECEMBER 31, 1995.........    5,901,119        59         2,435         16,264
  Common stock issued:
     Proceeds from initial public
       offering, net of
       issuance costs................    2,145,000        21        25,311         --
     Exercise of common stock
       options.......................      176,000         2           438         --
     Acquisitions....................      165,000         2         2,762         --
  Net income.........................       --          --          --             10,785
  Dividends declared ($.245 per
  share).............................       --          --          --             (2,007)
                                        ----------    -------    -----------    ---------
BALANCE AT DECEMBER 31, 1996.........    8,387,119        84        30,946         25,042
  Common stock issued:
     Exercise of common stock
     options.........................       26,500      --             265         --
     Acquisitions....................      493,331         5         8,998         --
  Net income.........................       --          --          --             12,063
  Dividends declared ($.16 per
  share).............................       --          --          --             (1,756)
                                        ----------    -------    -----------    ---------
BALANCE AT DECEMBER 31, 1997.........    8,906,950     $  89       $40,209       $ 35,349
                                        ==========    =======    ===========    =========

   The accompanying notes are an integral part of these financial statements.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                            1997       1996       1995
                                          ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.........................  $  12,063  $  10,785  $   8,840
     Adjustments to reconcile net income
       to net cash provided by operating
       activities --
     Depreciation and amortization......      5,212      4,092      3,741
     Provision for doubtful accounts....        104        (86)        31
     Loss on disposition of property,
       plant and equipment..............        187         68         46
     Deferred income tax (benefit)
       provision........................       (644)       165        352
     Write-off of debt discount.........     --          1,178     --
     Decrease/(increase) in:
          Accounts receivable...........     (1,459)       541       (769)
          Inventories...................     (4,714)     1,172       (704)
          Prepaid taxes.................     --           (937)    --
          Prepaid expenses..............      1,168       (251)       191
          Other noncurrent assets.......     (2,428)        16        495
     Increase/(decrease) in:
          Accounts payable..............     (2,328)      (959)      (147)
          Accrued expenses..............       (731)       845        808
          Income taxes payable..........     --            117        147
          Other noncurrent
             liabilities................      2,059       (152)       (60)
                                          ---------  ---------  ---------
               Net cash provided by
                  operating
                  activities............      8,489     16,594     12,971
                                          ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Collections of notes receivable....        637        286        294
     Capital expenditures...............     (9,376)    (4,717)    (4,381)
     Securities purchased...............     --         --            (11)
     Acquisitions, net of cash acquired
       of $3,525 in 1997 and $49 in
       1996.............................     (9,825)      (167)    --
                                          ---------  ---------  ---------
               Net cash used in
                  investing
                  activities............    (18,564)    (4,598)    (4,098)
                                          ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common
       stock, net of issuance costs.....        265     25,749      2,348
     Proceeds from issuance of long-term
       debt.............................     --         --             68
     Repayment of long-term debt........     (4,896)   (14,905)    (1,003)
     Dividends paid.....................     (1,756)    (1,814)    (2,081)
                                          ---------  ---------  ---------
               Net cash provided by
                  (used in) financing
                  activities............     (6,387)     9,030       (668)
                                          ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................    (16,462)    21,026      8,205
CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR..................................     31,940     10,914      2,709
                                          ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF
  YEAR..................................  $  15,478  $  31,940  $  10,914
                                          =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of The York Group, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. Prior year financial information has been restated and current year information adjusted to reflect an acquisition made during 1997 which was accounted for as a pooling of interests. See Note 2. Further, the financial information has been reclassified to include certain warehouse and delivery expenses, previously included in cost of sales, with selling, general and administrative expenses, and to report such expenses as other operating expenses. The Company believes that this presentation more appropriately reflects its cost structure as it expands its sales and distribution operations.

  NATURE OF OPERATIONS

     The Company manufactures caskets, casket components and metal vaults in the United States and sells those products primarily for use domestically. The Company also provides merchandising and product assortment planning displays and architectural and interior design services.

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

  REVENUE RECOGNITION

     The Company recognizes revenue when products are shipped and services rendered.

  CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 1997 and 1996, cash equivalents represented commercial paper and an interest in cash management funds that invest in government securities that are subject to daily redemption.

  INVENTORIES

     The Company values wood product, metal stamping and casket product inventories using the LIFO method. All other inventories are valued using the FIFO method. See Note 13.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost and include alterations and betterments which improve or extend useful lives. Maintenance and repairs are reflected in operations as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the various assets. Estimated useful lives range from 15 to 20 years for buildings and building improvements and 5 to 10 years for machinery, equipment, furniture and fixtures. Depreciation expense for the periods ended December 31, 1997, 1996 and 1995 was $4.5 million, $3.7 million and $3.4 million, respectively. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in results of operations. See Note 13.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  GOODWILL

     Goodwill represents cost in excess of the fair value of net assets acquired in acquisitions and is being amortized on a straight-line basis, generally for periods of 25 and 40 years for distribution operations and manufacturing operations, respectively. Amortization expense recognized during 1997 and 1996 was approximately $478,000 and $39,000, respectively.

  DEFERRED COSTS AND OTHER ASSETS

     Deferred costs include financing costs related to debt issuance which are amortized over the terms of the borrowings on a straight-line basis.

  ACCRUED REBATES

     The Company offers price discounts to funeral homes participating in programs for volume purchases. In addition, the Company has a supply contract with Service Corporation International ("SCI") that requires price discounts (see Notes 11 and 13). The cost of these programs is based on a percentage of the distributors' selling prices. Discounts and rebates are reported as a reduction of revenues at the time the Company's products are sold by a distributor to a participating funeral home.

  DEFINED CONTRIBUTION PLANS

     The Company maintains two defined contribution plans for eligible employees, as defined. Contributions to the plans totaled $514,000, $424,000 and $381,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

  EARNINGS PER SHARE

     Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share considers stock options and other dilutive securities. See Note 9.

                                          1997         1996         1995
                                       -----------  -----------  -----------
Basic weighted-average shares
  outstanding........................    8,712,496    7,517,662    5,519,136
Dilutive securities consisting of
  options and convertible debt.......      266,193      356,238      511,266
                                       -----------  -----------  -----------
Diluted weighted-average shares
  outstanding........................    8,978,689    7,873,900    6,030,402
                                       ===========  ===========  ===========

     For purposes of computing dilutive securities outstanding, the treasury stock method was applied using the fair value of the common stock in the respective periods prior to the Company's initial public offering in April 1996, and the closing market price thereafter.

2.  ACQUISITIONS:

     On September 30, 1996, the Company completed the acquisition of substantially all the business assets and assumed the associated debts and liabilities of Hamilton Distributing Company ("Hamilton"), a casket distributor, with locations in Ohio, Michigan and Indiana. The acquisition was accounted for using the

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) purchase method of accounting. The purchase price was $625,000 which includes forgiven debt owed to the Company of $588,000. In addition, two major stockholders of Hamilton entered into four year non-competition agreements. The Company will recognize the cost ratably over the term of the agreements.

     Effective October 15, 1996, the Company acquired the business assets and assumed the associated debts and liabilities of The Doody Group, Inc.
("Doody"). Doody is located in Louisiana and is a provider of architectural and interior design services and merchandising programs to the funeral service industry. The acquisition was accounted for using the purchase method of accounting. Total consideration was approximately $2.8 million, which includes 165,000 shares of The York Group, Inc. common stock valued at $16.75 per share. The excess of purchase price over the fair market value of assets acquired amounted to approximately $2.8 million and is being amortized on a straight-line basis over 15 years. In addition, certain employees of Doody entered into five year non-competition agreements. The Company will recognize the cost ratably over the terms of the agreements.

     On January 17, 1997, the Company acquired substantially all of the business assets and assumed the associated debts and liabilities of Houston Casket Company, Inc. ("Houston Casket" ), a casket distributor with operations in Texas and New Mexico. The acquisition was accounted for using the purchase method of accounting. The purchase price of approximately $9.1 million consisted of $1.9 million in cash, $2.5 million of subordinated promissory notes, $2.0 million of convertible subordinated promissory notes and the assumption of $2.7 million of debt. The excess of purchase price over the fair market value of assets acquired amounted to approximately $4.9 million and is being amortized on a straight-line basis over 25 years. In addition, the two shareholders of Houston Casket entered into five year non-competition agreements, the cost of which will be recognized ratably over the term of the agreements.

     On May 13, 1997, the Company acquired all of the outstanding shares of West Point Casket Company, Inc., a manufacturer and distributor of caskets and metal burial vaults. The merger was accounted for using the purchase method of accounting. The excess of purchase price over the fair market value of assets acquired amounted to approximately $600,000 and is being amortized on a straight-line basis over 40 years. The purchase price consisted of 493,331 shares of The York Group, Inc. common stock valued at $9.2 million and $7.8 million in cash.

     On October 31, 1997, the Company acquired substantially all of the operating assets and assumed the associated liabilities of Sacramento Casket Company, Inc., a casket distributor serving northern California. The acquisition was accounted for using the purchase method of accounting. The purchase price consisted of $3.2 million in cash. The excess of purchase price over the fair market value of assets acquired amounted to approximately $2.2 million and is being amortized on a straight-line basis over 40 years.

     Pro forma unaudited consolidated operating results of the Company and the acquired companies for the years ended December 31, 1997 and 1996, assuming the acquisitions had been made as of January 1, 1996, are summarized and included in the table below. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable and expected to have a continuing impact. Pro forma adjustments do not reflect anticipated "efficiencies" in operations. The Company believes that this unaudited pro forma information is not indicative of future results of operations, nor the results of historical operations had the acquisitions been consummated as of the assumed dates.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                             YEAR ENDED
                                            DECEMBER 31,
   PRO FORMA RESULTS OF OPERATIONS     ----------------------
             (UNAUDITED)                  1997        1996
-------------------------------------  ----------  ----------
                                       (IN THOUSANDS, EXCEPT
                                         PER SHARE AMOUNTS)
Net sales............................  $  185,588  $  173,648
Income before extraordinary item.....      12,012      14,022
Net income...........................      12,012      13,286
Basic earnings per share:
     Income before extraordinary
       item..........................        1.35        1.72
     Net income......................        1.35        1.63
Diluted earnings per share:
     Income before extraordinary
       item..........................        1.31        1.64
     Net income......................        1.31        1.56

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

     On July 31, 1997, the Company issued 387,255 shares of its common stock for all the outstanding shares of Elder Davis, Inc. ("Elder Davis"), a manufacturer of cloth covered caskets and cremation containers, with operations in Indiana. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Elder Davis for all periods prior to the merger.

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

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  NOTES RECEIVABLE:

     Long-term notes, included in deferred costs and other assets, bear interest at prime to prime plus 5% with maturities through 2008. Annual maturities are as follows:

                                           (IN THOUSANDS)
                                           --------------
1998....................................       $  245
1999....................................          142
2000....................................           75
2001....................................           38
2002....................................           27
2003 and thereafter.....................          145
                                           --------------
                                                  672
Less current portion....................          245
                                           --------------
Total long-term notes receivable........       $  427
                                           ==============

6.  LONG-TERM DEBT:

     Long-term debt consisted of the following:

                                              DECEMBER 31,
                                          --------------------
                                            1997       1996
                                          ---------  ---------
                                             (IN THOUSANDS)
Senior notes with interest due
  semi-annually through June 30, 2004
  and principal due annually June 1998
  through June 2004.....................  $  25,000  $  25,000
Convertible subordinated promissory
  notes, interest rate 6%,
  due January 2000, conversion price
  $22.00 per share......................      2,000     --
Subordinated promissory notes, interest
  rate 7.5%, due January 2000...........      2,500     --
Other, interest payable at 6.58% to
  9.25%.................................         33      1,901
Capitalized lease obligations...........     --            167
                                          ---------  ---------
                                             29,533     27,068
Less current portion....................      3,608        633
                                          ---------  ---------
Total long-term debt....................  $  25,925  $  26,435
                                          =========  =========

     On June 30, 1994, the Company completed the private placement of $25.0 million of senior notes (the "Senior Notes") with a major insurance company.
The Senior Notes, which are unsecured, have a final maturity of June 30, 2004 and provide for a fixed interest rate of 7.87% per annum. Interest is payable semi-annually in arrears, with principal payments due in seven equal annual installments beginning on June 30, 1998. The proceeds of the Senior Notes were primarily used to retire the Company's then outstanding term loan. The Senior Notes require that certain financial conditions and ratios be maintained and restrict the level of dividend payments and additional borrowings. Further, the Senior Notes contain cross-default provisions with the Company's other borrowing facilities.

     The convertible subordinated promissory notes and the subordinated promissory notes were issued in connection with the Company's acquisition of Houston Casket in January 1997, and are due January 2000.

     During 1997 the Company maintained a $6.0 million revolving credit facility with a major bank. The revolving credit facility, which expired January 31, 1998, was unsecured and provided for borrowings and the issuance of letters of credit up to the lesser of $6.0 million or a borrowing base, as defined. At December 31, 1997, no borrowings were outstanding, $2.3 million of letters of credit were outstanding and $3.7 million was available under the revolving credit facility.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On March 12, 1998, the Company entered into a five year revolving credit facility (the "Revolver") with a major bank. The Revolver, which is unsecured, provides for borrowings and the issuance of letters of credit up to $60.0 million through March 11, 2001, $50.0 million from March 12, 2001 through March 11, 2002, and $40.0 million from March 12, 2002 through March 11, 2003. The terms of the facility call for an interest rate, at the Company's option, to be based upon an adjusted LIBOR rate or the prime rate. Adjustment factors for the LIBOR rate are based upon certain financial ratios, as defined, with a specified ceiling (LIBOR +1.375%) and floor (LIBOR +.875%). The Revolver requires that certain financial conditions and ratios be maintained, restricts the level of dividend payments and contains cross-default provisions with the Company's other borrowing facilities. The Revolver requires a fee of .25%, payable quarterly, on the unused portion of the facility.

     Aggregate annual maturities of long-term debt, for each of the five years subsequent to December 31, 1997 are as follows:

YEAR ENDING DECEMBER 31,                (IN THOUSANDS)
-------------------------------------   --------------
     1998............................      $  3,608
     1999............................         3,571
     2000............................         8,071
     2001............................         3,571
     2002............................         3,571
     2003 and thereafter.............         7,141
                                        --------------
                                           $ 29,533
                                        ==============

     Interest paid during 1997, 1996 and 1995 totaled approximately $2.3 million, $3.7 million and $2.4 million, respectively.

     The estimated fair value of the Company's long-term debt at December 31, 1997 approximates the carrying value. The fair value was estimated using market interest rates for similar types of instruments. The fair value of all other financial instruments approximates the carrying value.

7.  INCOME TAXES:

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

     The components of income tax expense are as follows:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Current:
     Federal.........................  $   7,233  $   6,242  $   4,740
     State...........................        805        500        462
                                       ---------  ---------  ---------
                                           8,038      6,742      5,202
                                       ---------  ---------  ---------
Deferred:
     Federal.........................       (530)       143        340
     State...........................       (114)        22         12
                                       ---------  ---------  ---------
                                            (644)       165        352
                                       ---------  ---------  ---------
                                       $   7,394  $   6,907  $   5,554
                                       =========  =========  =========

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred tax assets and liabilities result from temporary differences between the financial statement and tax bases of assets and liabilities. The significant components of deferred tax assets/(liabilities) are as follows:

                                           DECEMBER 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
                                          (IN THOUSANDS)
Environmental reserves...............  $     544  $     597
Self-insurance reserves..............        311        137
Bad debt reserves....................        891        290
Employee benefit accruals............        338        340
Rebate reserves......................      1,026        753
Depreciable assets...................     (3,450)    (3,237)
Other, net...........................       (342)      (771)
                                       ---------  ---------
     Net deferred tax liability......  $    (682) $  (1,891)
                                       =========  =========

     No valuation allowance has been provided against the deferred tax assets as the Company has concluded these tax benefits are realizable either through carryback availability against prior years' taxable income, the reversal of existing deferred tax liabilities or future taxable income.

     A reconciliation between the Federal statutory rate and the Company's effective tax rate is as follows:

                                        YEAR ENDED DECEMBER 31,
                                        ------------------------
                                        1997      1996      1995
                                        ----      ----      ----
Federal statutory rate...............   35.0%     34.6%     34.3%
State income taxes, net of Federal
  tax benefit........................    2.1       1.8       2.2
Miscellaneous other non-deductible
  expenses...........................     .9       1.1       2.1
                                        ----      ----      ----
                                        38.0%     37.5%     38.6%
                                        ====      ====      ====

     On a cash basis, income taxes paid during 1997, 1996 and 1995 were $7.5 million, $7.1 million and $5.0 million, respectively.

8.  COMMITMENTS AND CONTINGENCIES:

  LEASES

     The Company leases certain office and warehouse facilities and data processing and transportation equipment under noncancelable operating leases. The leases vary from periods of one to six years. In most cases, operating leases contain renewal options. The leases generally provide that the Company shall pay for utilities, insurance, taxes and maintenance.

     The annual payments for operating leases are as follows:

                                           (IN THOUSANDS)
                                           --------------
1998....................................       $1,761
1999....................................        1,054
2000....................................          672
2001....................................          574
2002....................................          369
2003 and thereafter.....................        1,914
                                           --------------
Total minimum lease payments............       $6,344
                                           ==============

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's rental expense under operating leases for the years ended December 31, 1997, 1996 and 1995 amounted to $2.6 million, $1.8 million and $1.7 million, respectively.

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

     At December 31, 1997, the Company had a reserve of approximately $1.4 million for the estimated future costs to complete the implementation of the revised plan. The reserve is based on management's best estimate of the closure costs to be incurred, which was developed predicated on the information available to date and the advice of an independent environmental consultant. It is possible that the remediation costs could be different than the reserve due to unforeseen factors that arise as the closure occurs and due to the length of time during which monitoring activities will be conducted. Accordingly, the reserve will be adjusted, if necessary, as information becomes available indicating that higher or lower remediation costs will be incurred.

  LETTER OF CREDIT

     The Company has a letter of credit outstanding in the amount of $1.2 million related to its worker's compensation insurance arrangements, which expires October 31, 1998. As of December 31, 1997, no amounts have been drawn against this facility.

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

9.  STOCKHOLDERS' EQUITY:

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

     There are no stock awards or stock appreciation rights outstanding under the 1990, 1991, 1996 Employee or 1996 Director Plans as of December 31, 1997.

     The Company accounts for these stock option plans in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and, accordingly, no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                              1997                     1996
                         ------------------    ---------------------
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income:
     As reported.........    $12,063                  $10,785
     Pro forma...........     11,967                   10,565
Basic EPS:
     As reported.........       1.38                     1.43
     Pro forma...........       1.37                     1.41
Diluted EPS:
     As reported.........       1.34                     1.37
     Pro forma...........       1.33                     1.34

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

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the status of the Company's four stock option plans at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the tables and narrative below:

                                                   1997                          1996                           1995
                                        --------------------------    ---------------------------    ---------------------------
                                                      WEIGHTED-                      WEIGHTED-                      WEIGHTED-
                                                       AVERAGE                        AVERAGE                        AVERAGE
                                         SHARES     EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                                        --------    --------------    ---------    --------------    ---------    --------------
Outstanding at beginning of year.....    506,500        $12.41          236,000        $ 3.35          410,000        $ 2.99
Granted..............................    140,250         20.71          461,500         13.06           --            --
Exercised............................    (26,500)         8.09         (176,000)         2.50         (174,000)         2.50
Expired/Canceled.....................    (34,850)        15.10          (15,000)         6.00           --            --
                                        --------                      ---------                      ---------
Outstanding at end of year...........    585,400         14.44          506,500         12.41          236,000          3.35
                                        ========                      =========                      =========
Options exercisable at year end......    153,266                         81,333                        214,000
                                        ========                      =========                      =========
Weighted-average fair value of
  options granted during the year....   $   5.50                      $    3.85                      $  --

     Thirty thousand of the 585,400 options outstanding at December 31, 1997 have an exercise price equal to their weighted-average exercise price of $6.50 and a weighted-average remaining contractual life of 8.0 years; 28,000 of those shares are exercisable. The remaining 555,400 options have exercise prices of $13.00 to $21.25, with a weighted-average exercise price of $14.39 and a remaining contractual life of 8.4 years; 125,266 of these are exercisable with a weighted-average exercise price of $13.45.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997: risk-free interest rate of 5.3%; expected annual dividend yield of $.16 per share; expected life of five years; and expected volatility of 20.3%.

10.  RELATED PARTY TRANSACTIONS:

  TRADE TRANSACTIONS WITH STOCKHOLDERS

     During the years ended December 31, 1997, 1996 and 1995, the Company purchased goods and services from certain stockholders amounting to $6.2 million, $3.0 million and $2.7 million, respectively. At December 31, 1997 and 1996, the Company had trade liabilities to stockholders of $176,000 and $168,000, respectively.

     The Company has a management agreement with a stockholder to operate both a textile warehouse and delivery service and a plastic injection molding operation. The stockholder provides manufacturing/warehouse space, utilities, direct and supervisory labor, consultation and marketing services. The Company is charged fees based on certain sales volumes. During 1997, 1996 and 1995, the Company paid the stockholder and recognized as operating expense $463,000, $426,000 and $439,000, respectively, under this agreement.

  OTHER TRANSACTIONS

     The Company had a $750,000 note receivable from Yorktowne Caskets, Inc. ("Yorktowne"), a stockholder, which bore interest at prime plus 1.5%, called for monthly principal payments of $12,500 plus accrued interest, with the remaining principal and any accrued interest thereon due February 1, 1999. The promissory note was subordinate to Yorktowne's senior bank debt. The note, which was paid in full during

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
1997, had a balance outstanding as of December 31, 1996 of $325,000. Interest income from the note was $16,000, $39,000 and $56,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's Executive Vice President is a significant stockholder of Yorktowne.

     The Company had a note receivable from Hamilton. The note, which bore interest at prime plus 2%, called for monthly principal payments of $3,373 plus accrued interest. The remaining principal balance of $588,000 was forgiven in 1996 as a portion of the consideration for the Company's acquisition of Hamilton (see Note 2). Interest income from the note was $46,000 and $69,000 for the years ended December 31, 1996 and 1995, respectively. The Company's Vice President Sales and Marketing at the time of the acquisition was a majority stockholder of Hamilton.

     The Company had a note receivable from Houston Casket (see Note 2). The note, which bore interest at prime, called for monthly principal payments of $4,584 plus accrued interest and was paid off on July 27, 1996. The balance of the note at December 31, 1995 was $41,176. Interest income from the note was $1,000, $5,839 and $8,425 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's Vice President National Accounts, International Sales and Distributor Relations was a significant stockholder of Houston Casket.

     In connection with the 1994 acquisition of Kenco Manufacturing, Inc., the Company entered into a non-competition agreement with the former owner, the Company's Vice President Manufacturing/Stamping, which calls for ten annual payments of $138,000, which began in December 1993.

11.  SCI SUPPLY AGREEMENT:

     The Company is involved in a supply agreement (the "Supply Agreement") with an affiliate of SCI. The Supply Agreement requires the purchase of specific annual dollar volumes of the Company's caskets and expires at the end of 1998. Sales under the Supply Agreement are made through the Company's distributors at a discount to list price, and accounted for approximately 22% of the Company's net sales in 1997 and 23% in each of 1996 and 1995.

     In February 1998, SCI informed the Company that beginning in 1999 it would purchase substantially all of its casket requirements from another supplier. On a pro forma basis, assuming no sales to SCI, the Company's sales for 1997 would have been approximately $138.6 million (unaudited), and its operating income for 1997 would have been approximately $4.8 million (unaudited). Pro forma adjustments do not reflect anticipated changes in operations. The Company believes that this unaudited pro forma information is not necessarily indicative of future operations, nor the results of historical operations had the loss of SCI business been effective as of January 1, 1997.

12.  EXTRAORDINARY ITEM:

     In 1996, the Company repaid its $11.0 million Series A Note, which was originally issued at a discount. The early extinguishment of this debt resulted in an extraordinary charge of $736,000, net of tax, or $.10 per share basic and $.09 per share diluted, related to the write-off of the unamortized discount.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  SUPPLEMENTARY INFORMATION:

     The detail of certain balance sheet accounts at December 31, was as follows:

                                              DECEMBER 31,
                                          --------------------
                                            1997       1996
                                          ---------  ---------
                                             (IN THOUSANDS)
Inventories:
  Raw materials.........................  $  10,123  $   7,923
  Work in process.......................      4,039      2,675
  Finished goods........................     22,163      9,240
                                          ---------  ---------
                                          $  36,325  $  19,838
                                          =========  =========
  Replacement value.....................  $  38,100  $  21,200
                                          =========  =========

     The Company values substantially all of its metal stamping and casket product inventories and its wood product inventories under the LIFO method, which approximates 94.5% of consolidated inventories. All other inventories are valued under the FIFO method of inventory.

Property, plant and equipment:
  Land and improvements..............  $   3,825  $   2,956
  Buildings and improvements.........     12,721     10,533
  Equipment..........................     38,245     32,593
  Construction-in-progress...........      5,003      1,134
                                       ---------  ---------
                                          59,794     47,216
  Less accumulated depreciation......     21,076     16,869
                                       ---------  ---------
                                       $  38,718  $  30,347
                                       =========  =========
Accrued expenses:
  Accrued rebates....................  $   3,885  $   3,782
  Accrued compensation...............      2,966      2,831
  Other accrued expenses.............      6,482      3,220
                                       ---------  ---------
                                       $  13,333  $   9,833
                                       =========  =========

14.  SUBSEQUENT EVENT (UNAUDITED):

     On March 16, 1998, the Company acquired all of the outstanding shares of Colonial Guild, Ltd., a leading manufacturer of bronze memorialization and commemorative products, with 1997 annual revenues of approximately $40 million. The purchase price of approximately $78.4 million was financed using available cash and the Company's line of credit facility entered into on March 12, 1998 (see Note 6). The acquisition will be accounted for as a purchase and, accordingly, the purchase price will be allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15.  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                            QUARTER ENDED
                                        ------------------------------------------------------
                                        MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31
                                        ---------    --------    -------------    ------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
Net sales............................    $45,551     $ 45,611       $40,413         $ 47,115
Gross profit.........................     12,276       12,057        11,192           13,021
Operating income.....................      6,481        5,245         2,989            5,392
Net income...........................      3,956        3,206         1,792            3,109
Earnings per common share:(2)
     Basic...........................        .47          .37           .20              .35
     Diluted.........................        .46          .36           .20              .34
1996
Net sales............................    $42,113     $ 37,949       $31,333         $ 37,783
Gross profit.........................      9,405        8,286         6,413            8,666
Operating income.....................      6,280        5,014         3,456            4,661
Income before extraordinary item.....      3,461        3,065         2,163            2,832
Net income...........................      3,461        2,329         2,163            2,832
Earnings per common share:(2)
     Basic...........................        .57        .29(1)          .27              .35
     Diluted.........................        .57        .28(1)          .26              .33

------------
(1) The second quarter of 1996 includes an extraordinary charge of $.10 per share basic and $.09 per share diluted, net of tax, for the write-off of unamortized debt discount.

(2) Earnings per share are computed independently for each of the quarters presented. The sum of the quarterly earnings per share does not equal the total computed for the year due to stock transactions which occurred during each year.

                 THE YORK GROUP, INC. -- SCHEDULE II VALUATION
                            AND QUALIFYING ACCOUNTS
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                           BALANCE AT     AMOUNTS                              BALANCE AT
                                           BEGINNING     CHARGED TO                              END OF
              DESCRIPTION                   OF YEAR       EXPENSE      OTHER     DEDUCTIONS       YEAR
----------------------------------------------------------------------------------------------------------
December 31, 1997:
   Allowance for doubtful accounts and
     returns and allowances.............     $1,829        $  104      $1,437      $ (253)       $ 3,117
   Allowance for notes receivable.......        100           --          --          --             100
December 31, 1996:
   Allowance for doubtful accounts and
     returns and allowances.............      1,659             7         219         (56)         1,829
   Allowance for notes receivable.......        100           --          --          --             100

                                      S-1