Form 10-Q
period 1998-03-31
YORK GROUP INC \DE\
filed 1998-05-14
CIK 1007084

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended March 31, 1998

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
   (State or other jurisdiction of                  (I.R.S. employer number)
identification incorporation or organization)


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

YES_X___  NO____

The number of shares outstanding of the registrant's common stock as of May 12, 1998 was 8,916,950.

                              THE YORK GROUP, INC.

                                      INDEX

                                                                            PAGE

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets -
                            March 31, 1998 (Unaudited) and December 31,
                            1997............................................   2

                  Consolidated Statements of Income (Unaudited) -
                            Three months ended March 31, 1998 and 1997......   3

                  Consolidated Statements of Cash Flows (Unaudited) -
                            Three months ended March 31, 1998 and 1997......   4

                  Notes to Consolidated Financial Statements (Unaudited).... 5-6

         Item 2.  Management's Discussion and Analysis of Results of
                            Operations and Financial Condition.............. 7-8

Part II.  Other Information

         Item 6  Exhibits and Reports on Form 8-K ..........................   9

Signature...................................................................  10

                                  THE YORK GROUP, INC.
                               CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               MARCH 31,      DECEMBER 31,
           ASSETS                                                1998            1997
                                                              -----------    -------------
                                                              (UNAUDITED)     (AUDITED)
Current assets
  Cash and cash equivalents...............................     $   7,046       $   15,478
  Trade accounts and notes receivable, net of allowance
  for doubtful accounts and returns and allowances of
  $3,703  in 1998 and $3,117 in 1997:

     Stockholders and affiliates..........................         5,169            5,128
     Other................................................        23,575           16,857
  Inventories  (Note 3)...................................        40,730           36,325
  Prepaid expenses........................................         2,883            1,228
  Deferred tax asset......................................         4,849            4,506
                                                              -----------    -------------
      Total current assets................................        84,252           79,522
                                                              -----------    -------------

Property, plant and equipment, net (Note 3).................      53,113           38,718
Goodwill and other intangibles..............................      61,682           10,867
Other noncurrent assets.....................................       2,572            1,438
                                                              -----------    -------------
  Total assets............................................     $ 201,619       $  130,545
                                                              ===========    =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current portion of long-term debt.......................     $   3,673       $    3,608
  Accounts payable........................................         5,663            4,409
  Income taxes payable....................................         2,520            1,565
  Accrued expenses........................................        19,360           13,333
                                                              -----------    -------------
      Total current liabilities...........................        31,216           22,915
                                                              -----------    -------------


Long-term debt..............................................      78,409           25,925
                                                              -----------    -------------

Other noncurrent liabilities................................       5,198              870
                                                              -----------    -------------

Deferred tax liability......................................       7,088            5,188
                                                              -----------    -------------

Stockholders' equity

  Preferred stock, $.01 par value, 1,000,000
     shares authorized and unissued                               -               -
  Common stock, $.01 par value, 25,000,000 shares authorized,
      8,906,950 and 8,906,950 shares issued and outstanding           89               89
  Additional paid-in capital..............................        40,209           40,209
  Retained earnings.......................................        39,410           35,349
                                                              -----------    -------------

     Total stockholders' equity...........................        79,708           75,647
                                                              -----------    -------------
  Total liabilities and stockholders' equity..............     $ 201,619       $  130,545
                                                              ===========    =============

   The accompanying notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                           1998         1997
                                                         -------       -------

Net sales (including sales to stockholders and
   affiliates of $13,296 and $17,982 for the three months
   ended March 31, 1998 and 1997, respectively) .........  55,154        45,551

Cost of sales ...........................................  38,357        33,275
                                                          -------       -------

          Gross profit ..................................  16,797        12,276

Other operating expenses ................................   9,225         5,795
                                                          -------       -------

          Operating income ..............................   7,572         6,481

Interest expense, net ...................................    (389)         (151)
                                                          -------       -------

Income before income taxes ..............................   7,183         6,330

Income tax provision ....................................   2,765         2,374
                                                          -------       -------

Net income ..............................................   4,418         3,956
                                                          =======       =======

Average shares outstanding:

        Basic ...........................................   8,907         8,387
                                                          =======       =======
        Diluted .........................................   9,154         8,663
                                                          =======       =======

Earnings per share:

        Basic ...........................................    0.50          0.47
                                                          =======       =======
        Diluted .........................................    0.48          0.46
                                                          =======       =======


   The accompanying notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                                 1998      1997
                                                              -------   -------
Cash flows from operating activities:
         Net income ..........................................$ 4,418   $ 3,956
         Adjustments to reconcile net income to net cash
           provided by operating activities -
           Depreciation and amortization .....................  1,434     1,246
           Deferred income tax (benefit) provision ...........   (409)      327
           Loss on disposition of property, plant and
           equipment .........................................     37         4
           Provision for doubtful accounts ...................     32        19
           Decrease/(increase) in:
             Accounts receivable ............................. (2,771)      366
             Inventories ..................................... (1,313)       50
             Prepaid expenses ................................   (214)      629
             Other noncurrent assets .........................   (926)      (12)
           Increase/(decrease) in:
             Accounts payable ................................    373       774
             Accrued expenses ................................  2,376     2,293
             Other liabilities ...............................    946       805
                                                              -------   -------

             Net cash provided by operating activities .......  3,983    10,457
                                                              -------   -------

Cash flows from investing activities:
         Capital expenditures ................................ (2,420)   (1,609)
         Collection of notes receivable ......................     79        79
         Acquisitions, net of cash acquired of $17,541 and
         $39 .................................................(62,201)   (2,795)
                                                              -------   -------
             Net cash used in investing activities............(64,542)   (4,325)
                                                              -------   -------

Cash flows from financing activities:
         Dividends paid ......................................   (357)     (320)
         Repayment of long-term debt .........................(14,516)   (3,015)
         Proceeds from issuance of long-term debt ............ 67,000      --
                                                              -------   -------

             Net cash provided by (used in) financing
             activities ...................................... 52,127    (3,335)
                                                              -------   -------

Net increase (decrease) in cash and cash equivalents ......... (8,432)    2,797

Cash and cash equivalents, beginning of period ............... 15,478    31,940
                                                              -------   -------

Cash and cash equivalents, end of period .....................$ 7,046   $34,737
                                                              =======   =======

Supplemental schedule of noncash investing and financing activities:
   Details of acquisitions (Note 2)
         Fair value of assets acquired............   $ 91,077
         Liabilities assumed......................    (11,335)
                                                     ---------
         Cash paid................................   $ 79,742
                                                     =========

   The accompanying notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The York Group, Inc. and subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's December 31, 1997 audited financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. In the opinion of the Company, all adjustments and eliminations, consisting only of normal and recurring adjustments, necessary to present fairly the consolidated financial statements have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year.

Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. For the three months ended March 31, 1998 and 1997, the only component of comprehensive income for the Company is net income. Adopting Statement No. 130 had no effect on the Company's financial position or results of operations.

2.  ACQUISITIONS

     On March 16, 1998, the Company acquired all of the outstanding shares of Colonial Guild, Ltd., a leading manufacturer of bronze memorialization and commemorative products. The purchase price of $78.6 million was financed using available cash and the Company's line of credit facility entered into on March 12, 1998. The acquisition has been accounted for using the purchase method of accounting.

     Pro forma unaudited consolidated operating results of the Company and the acquired companies for the three months ended March 31, 1998 and 1997, assuming the Colonial acquisition and other acquisitions made in 1997 had been made as of January 1, 1997, are summarized and included in the table below. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable and expected to have a continuing impact. Pro forma adjustments do not reflect anticipated "efficiencies" in operations. The Company believes that this unaudited pro forma information is not indicative of future results of operations, nor the results of historical operations had the acquisitions been consummated as of the assumed dates.

                                       Unaudited Pro forma financial information
                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                                      1998                1997
                                                      ----                ----
                                         (in thousand, except per share amounts)

Net sales ..............................          $   63,315          $   59,940
Net income .............................          $    3,855          $    4,049
Earnings per share:
    Basic ..............................          $      .43          $      .46
    Diluted ............................          $      .42          $      .44


3.  SUPPLEMENTAL INFORMATION

                                                       March 31,    December 31,
                                                         1998           1997
                                                      --------       --------
                                                             (in thousands)

Inventories:
  Raw materials ......................................$ 12,281       $ 10,123
  Work in process ....................................   5,430          4,039
  Finished goods .....................................  23,019         22,163
                                                      --------       --------

                                                      $ 40,730       $ 36,325
                                                      ========       ========

Property Plant and Equipment:
  Land and improvements ..............................$  4,639       $  3,825
  Building and improvements ..........................  16,455         12,721
  Equipment ..........................................  47,819         38,245
  Construction-in-progress ...........................   6,529          5,003
                                                      --------       --------
                                                        75,442         59,794
  Less: accumulated depreciation ..................... (22,329)       (21,076)
                                                      --------       --------
                                                      $ 53,113       $ 38,718
                                                      ========       ========

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

At March 31, 1998 and December 31, 1997, the Company had reserves of approximately $1.3 million and $1.4 million, respectively, for estimated costs to complete the implementation of the post-closure plan. Actual remediation costs may differ from estimates due to unforeseen factors which may arise as the closure occurs. Accordingly, these reserves may be adjusted as additional information becomes available.

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

     On March 16, 1998 the Company acquired all of the outstanding stock of Colonial Guild, Ltd., a leading manufacturer of bronze memorialization and commemorative products. Colonial Guild's products are sold to monument dealers, cemeteries and funeral homes (See Note 2 of Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Net sales increased $9.6 million, or 21.1%. The increase reflects an increase in finished casket unit volume, including growth in historical product offerings, volume of an acquired casket manufacturing company, and increased sales of vaults and merchandising system display modules, as well as increased net sales prices. Additionally, the 1998 period reflects sales by Colonial Guild, Ltd. after its acquisition in mid-March.

     Gross profit increased $4.5 million, or 36.8%. Gross margin increased from 27.0% to 30.5%. The improvement in gross margin reflects the effects of 1997 distributor acquisitions, which generally generate higher gross margins relative to manufacturing facilities, partially offset by slightly lower than average margins from manufacturing facilities acquired in 1997, due to a mix of lower margin products. Results of the first quarter of 1998 also reflect a partial month of Colonial Guild, Ltd. gross margin, which is generally higher than the Company's historical businesses.

     Other operating expenses increased $3.4 million, or 59.2%, and as a percentage of net sales increased from 12.7% to 16.7%. The increase in other operating expenses as a percentage of net sales primarily results from the 1997 acquisitions of distribution companies that incur significant selling, general and administrative costs, and increased personnel costs, partially offset by increased sales volume.

     Net interest expense increased $.2 million, or 157.6%. The increase reflects the use of cash for acquisitions and late first quarter 1998 borrowings to finance the acquisition of Colonial Guild, Ltd.

     The Company's effective tax rate increased from 37.5% to 38.5%. The effective rate for 1998 reflects increases in nondeductible expenses, state income taxes and the Company's statutory Federal tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $7.0 million at March 31, 1998, representing a decrease of $8.4 million from December 31, 1997. During the first quarter of 1998, cash flows from operations totaled approximately $4.0 million, cash used in investing activities totaled approximately $64.5 million and cash provided by financing activities totaled $52.1 million.

     Capital expenditures were $2.4 million and $1.6 million in the first quarter of 1998 and 1997, respectively. The Company has budgeted capital expenditures for 1998 of approximately $11.7 million. Major 1998 expenditures primarily include productivity improvement and information systems projects. These expenditures are expected to enable the Company to increase operating efficiency, reduce costs, further improve product quality and more effectively support the Company's information needs.

     On March 12, 1998, the Company entered into a five year revolving credit facility (the "Revolver") with a major bank. The Revolver, which is unsecured provides for borrowings and the issuance of letters of credit up to $60.0 million through March 11, 2001, $50.0 million from March 12, 2001 through March 11, 2002, and $40.0 million from March 12, 2002 through March 11, 2003. The terms of the facility call for an interest rate, at the Company's option to be based upon an adjusted LIBOR rate or the prime rate. Adjustment factors for the LIBOR rate are based upon certain financial ratios, as defined, with a specified ceiling (LIBOR +1.375%) and floor (LIBOR + .875%). The Revolver requires that certain financial conditions and ratios be maintained, restricts the level of dividend payments and contains cross-default provisions with the Company's other borrowing facilities. The Revolver requires a fee of .25%, payable quarterly, on the unused portion of the facility.

     On March 16, 1998 the Company consummated its merger with Colonial Guild, Ltd., a leading manufacturer of bronze memorialization and commemorative products. The purchase price of approximately $78.6 million was financed using the Company's cash and the funds available under the Revolver. At March 31, 1998, approximately $7.5 million is available under the Revolver.

     Long-term debt, including current maturities, at March 31, 1998, totaled $82.1 million, which primarily consisted of $52.5 million drawn on the Revolver, $25.0 million of senior notes (the "Senior Notes") and subordinated promissory notes totaling $4.5 million issued in conjunction with an acquisition.

     Management believes that current cash balances, cash flows from operations and the remaining borrowing capacity available under the Revolver are sufficient to meet the Company's anticipated capital expenditures and other operating requirements for the foreseeable future. However the Company may need to obtain additional capital to finance its acquisition strategy.

INFLATION

     Inflation has not had a material net impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

SELECTED QUARTERLY OPERATING RESULTS AND SEASONALITY

     Historically, the Company's operations have experienced seasonal variations. Generally, the Company's net sales are highest in the first quarter and lowest in the third quarter of each year. These fluctuations are due in part to the seasonal variance in the death rate, with a greater number of deaths generally occurring in cold weather months, and the timing of the Company's annual manufacturing facility vacation shutdowns, which occur primarily in the third quarter. In addition, operating results can vary between quarters of the same or different years due to, among other things, fluctuations in the number of deaths, changes in product mix, and the timing of annual price increases relative to changes in costs. As a result, the Company experiences variability in its operating results on a quarterly basis, which may make quarterly year-to-year comparisons less meaningful. During the first quarter of 1998, Service Corporation International, the Company's largest single customer, informed the Company that beginning in January 1999 it would buy substantially all of its caskets from another supplier. The Company anticipates taking actions during the remainder of 1998 to prepare for this change in its business.

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27 - Financial data schedule

         (b)      Reports on Form 8-K

                  Form 8-K filed on February 20, 1998
                  Form 8-K filed on March 25, 1998 as amended by form 8-K/A filed May 14, 1998
                  Form 8-K/A filed on May 14, 1998

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     May 14, 1998                 THE YORK GROUP, INC.


                                  By: /s/ DAVID F. BECK

                                      David F. Beck
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and Duly
                                      Authorized Officer)