Form 10-Q
period 1998-06-30
YORK GROUP INC \DE\
filed 1998-08-13
CIK 1007084

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                       For the period ended June 30, 1998

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ___TO ___

                         Commission file number: 0-28096

                        -----------------------------

                              THE YORK GROUP, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                 76-0490631
(State or other jurisdiction of        (I.R.S. employer identification number)
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

YES [X]  NO [ ]


The number of shares outstanding of the registrant's common stock as of August 12, 1998 was 8,928,950.

                              THE YORK GROUP, INC.

                                      INDEX

                                                                                            PAGE
Part I. Financial Information

        Item 1. Financial Statements

                Consolidated Balance Sheets -
                       June 30, 1998 (Unaudited) and December 31, 1997 ...................    2

                Consolidated Statements of Income (Unaudited) Three and six
                       months ended June 30, 1998 and 1997 ...............................    3

                Consolidated Statements of Cash Flows (Unaudited) -
                       Six months ended June 30, 1998 and 1997  ..........................    4

                Notes to Consolidated Financial Statements (Unaudited) ...................   5-6

       Item 2.  Management's Discussion and Analysis
                 of Results of Operations and
                 Financial Condition .....................................................   7-9

Part II. Other Information

       Item 4.  Submission of Matters to
                 a Vote of Security Holders ..............................................   10

       Item 6.  Exhibits and Reports on Form 8-K..........................................   10


Signature ................................................................................   11


                              THE YORK GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     JUNE 30,     DECEMBER 31,
         ASSETS                                        1998          1997
                                                    ---------    -----------
                                                    (UNAUDITED)   (AUDITED)
Current assets:
  Cash and cash equivalents......................   $   4,546    $    15,478
  Trade accounts and notes receivable,
  net of allowance for doubtful accounts
  and returns and allowances of
  $3,742 in 1998 and $3,117 in 1997:
     Stockholders and affiliates.................       4,617          5,128
     Other.......................................      24,977         16,857
  Inventories....................................      41,494         36,325
  Prepaid expenses...............................       2,632          1,228
  Deferred tax asset.............................       4,725          4,506
                                                    ---------    -----------
      Total current assets.......................     82,991          79,522
                                                    ---------    -----------

Property, plant and equipment, net................     54,156         38,718
Goodwill and other intangibles, net...............     63,725         10,867
Other noncurrent assets...........................      2,878          1,438
                                                    ---------    -----------
  Total assets...................................   $ 203,750    $   130,545
                                                    =========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt..............   $   4,075    $     3,608
  Accounts payable...............................       5,140          4,409
  Income taxes payable...........................         655          1,565
  Accrued expenses...............................      16,517         13,333
                                                    ---------    -----------
      Total current liabilities..................      26,387         22,915
                                                    ---------    -----------

Long-term debt....................................     82,275         25,925

Other noncurrent liabilities......................      5,646            870

Deferred tax liability............................      7,102          5,188

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000
     shares authorized and unissued..............      -             -
  Common stock, $.01 par value, 25,000,000 shares
     authorized, 8,918,950 and 8,906,950 shares
     issued and outstanding......................          89             89
  Additional paid-in capital.....................      40,299         40,209
  Retained earnings..............................      41,952         35,349
                                                    ---------    -----------

     Total stockholders' equity..................      82,340         75,647
                                                    ---------    -----------
  Total liabilities and stockholders' equity.....    $203,750    $   130,545
                                                    =========    ===========

                   The accompanying consolidated notes are an
                  integral part of these financial statements.

                              THE YORK GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                  Three Months Ended June 30,           Six  Months Ended June 30,
                                                ------------------------------         ----------------------------
                                                    1998              1997               1998                1997
                                                  -------           --------            ------              ------
Net sales (including sales to
   stockholders and affiliates
   of $11,802 and $14,735 for the
   three months ended June 30, 1998
   and 1997, respectively, and $25,098
   and $32,717 for the six months ended
   June 30, 1998 and 1997, respectively          $ 60,680           $ 45,611           $ 115,834           $ 91,162

Cost of goods sold ....................            43,085             33,554              81,442             66,829
                                                 --------           --------           ---------           --------

    Gross profit ......................            17,595             12,057              34,392             24,333

Other operating expenses ..............            11,325              6,812              20,550             12,607
                                                 --------           --------           ---------           --------

    Operating income ..................             6,270              5,245              13,842             11,726

Interest expense, net .................            (1,439)              (116)             (1,828)              (267)
                                                 --------           --------           ---------           --------

Income before income taxes ............             4,831              5,129              12,014             11,459

Income tax provision ..................             1,932              1,923               4,697              4,297
                                                 --------           --------           ---------           --------

Net income ............................          $  2,899           $  3,206           $   7,317           $  7,162
                                                 ========           ========           =========           ========

Average shares outstanding:

       Basic ..........................             8,918              8,654               8,913              8,521
                                                 ========           ========           =========           ========

       Diluted ........................             9,129              8,914               9,229              8,787
                                                 ========           ========           =========           ========

Earnings per share:
       Basic ..........................          $   0.33           $   0.37           $    0.82           $   0.84
                                                 ========           ========           =========           ========

       Diluted ........................          $   0.32           $   0.36           $    0.80           $   0.82
                                                 ========           ========           =========           ========

        The accompanying consolidated notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                        SIX MONTHS ENDED
                                                             JUNE 30,
                                                       --------------------
                                                         1998       1997
                                                      ----------  --------
Cash flows from operating activities:
       Net income..................................    $ 7,317    $ 7,162
       Adjustments to reconcile net income to net
       cash provided by operating activities -
         Depreciation and amortization...............    4,234      2,410
         Deferred income tax (benefit) provision.....     (326)       382
         Loss on disposition of property, plant
         and equipment...............................       55         12
         Provision for doubtful accounts.............       66         31
         Decrease/(increase) in:
          Accounts receivable.........................  (3,066)       (18)
          Inventories.................................    (653)      (493)
          Prepaid expenses............................      60       (370)
          Other noncurrent assets.....................  (1,169)      (158)
         Increase/(decrease) in:
          Accounts payable............................    (882)      (996)
          Accrued expenses............................     378      3,628
          Other liabilities...........................    (764)      (249)
                                                      ----------  --------

          Net cash provided by operating activities...   5,250     11,341
                                                      ----------  --------

Cash flows from investing activities:
       Capital expenditures.........................    (4,465)    (3,504)
       Collection of notes receivable...............       210        168
       Acquisitions, net of cash acquired of
       $17,582 and $39..............................   (66,286)    (6,882)
                                                      ----------  --------

          Net cash used in investing activities........(70,541)   (10,218)
                                                      ----------  --------

Cash flows from financing activities:
       Proceeds from issuance of common stock.......        90         20
       Proceeds from issuance of long-term debt.....    73,500         23
       Repayment of long-term debt..................   (18,517)    (3,090)
       Dividends paid...............................      (714)      (660)
                                                      ----------  --------

          Net cash provided by (used in) financing
          activities...............................     54,359     (3,707)
                                                      ----------  --------

Net  (decrease) in cash and cash equivalents.......    (10,932)    (2,584)

Cash and cash equivalents, beginning of period.....     15,478     31,940
                                                      ----------  --------

Cash and cash equivalents, end of period...........   $  4,546    $29,356
                                                      ==========  ========

Supplemental schedule of noncash investing and financing activities:
   Details of 1998 acquisitions
   (Note 2)

       Fair value of assets acquired...... $ 97,089
       Liabilities assumed................  (13,221)
                                           ---------
       Cash paid.......................... $ 83,868
                                           =========


        The accompanying consolidated notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1998

1.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of The York Group, Inc. and subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's December 31, 1997 audited consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. In the opinion of the Company's management, all adjustments and eliminations, consisting only of normal and recurring adjustments, necessary to present fairly the consolidated financial statements have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year.

     Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. For the six and three months ended June 30, 1998 and 1997, the only component of comprehensive income for the Company is net income. Adopting Statement No. 130 did not have a material effect on the Company's financial position or results of operations.

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

     During the six month period ended June 30, 1998 the Company also consummated three small acquisitions. The acquisitions were financed using the Company's line of credit, with an aggregate purchase price for the acquisitions of $5.3 million. These acquisitions have been accounted for using the purchase method of accounting.

     Pro forma unaudited consolidated operating results of the Company and the acquired companies for the six months ended June 30, 1998 and 1997, assuming the Colonial acquisition and other acquisitions made in 1998 and 1997 had been made as of January 1, 1997, are summarized and included in the table below. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable and expected to have a continuing impact. Pro forma adjustments do not reflect anticipated "efficiencies" in operations. The Company believes that this unaudited pro forma information is not indicative of future results of operations, nor the results of historical operations had the acquisitions been consummated as of the assumed dates.

                                       UNAUDITED PRO FORMA FINANCIAL INFORMATION
                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                       -----------------------------------------
                                                  1998             1997
                                               ---------        ----------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales ............................          $ 126,781       $ 124,788
Net income ...........................          $   6,570       $   7,964
Earnings per share:
   Basic .............................          $     .74       $     .90
   Diluted ...........................          $     .71       $     .87


3.  SUPPLEMENTAL INFORMATION
                                              June 30,        December 31,
                                                1998             1997
                                             ----------      -------------
                                                   (in thousands)
Inventories:
  Raw materials .......................       $ 12,852         $ 10,123
  Work in process .....................          5,049            4,039
  Finished goods ......................         23,593           22,163
                                              --------         --------

                                              $ 41,494         $ 36,325
                                              ========         ========

Property, Plant and Equipment:
  Land and improvements ...............       $  4,756         $  3,825
  Building and improvements ...........         17,236           12,721
  Equipment ...........................         49,795           38,245
  Construction-in-progress ............          6,704            5,003
                                              --------         --------
                                                78,491           59,794
  Less: accumulated depreciation ......        (24,335)         (21,076)
                                              --------         --------
                                              $ 54,156         $ 38,718
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

     At June 30, 1998 and December 31, 1997, the Company had reserves of approximately $1.3 million and $1.4 million, respectively, for estimated costs to complete the implementation of the post-closure plan. Actual remediation costs may differ from estimates due to unforeseen factors which may arise as the closure occurs. Accordingly, these reserves may be adjusted as additional information becomes available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

     The Company is the second largest casket manufacturer in the United States and produces a wide variety of caskets, as well as casket components and burial vaults. The Company's finished caskets are marketed through a network of Company and privately owned distributors, which serve domestic funeral homes, as well as certain foreign markets. Casket components are sold to other casket manufacturers and assemblers (including certain of the Company's distributors). Burial vaults are sold directly to funeral home and cemetery operators as well as to privately owned distributors.

     On March 16, 1998 the Company acquired all of the outstanding stock of Colonial Guild, Ltd., a leading manufacturer of bronze memorialization and commemorative products. Colonial Guild's products are sold to monument dealers, cemeteries and funeral homes (See Note 2 of Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Net sales increased $15.1 million, or 33.0%. This increase primarily reflects additional net sales from Colonial Guild and other acquired operations. Sales from distribution operations owned in both periods increased slightly quarter-over-quarter despite a flat to lower number of deaths in the second quarter of 1998 compared to the second quarter of 1997. However, sales to independent distributors from Company manufacturing facilities were below 1997 levels, we believe as a result of inventory management efforts by those customers.

     Gross profit increased $5.5 million, or 45.9% Gross margin increased from 26.4% to 29.0%. The increase in gross margin primarily reflects the incremental margin from acquired distribution operations and Colonial Guild, which generally generate higher gross margins than the Company's casket manufacturing business. Gross margin was negatively affected by reduced sales by manufacturing facilities to independent and Company-owned distribution operations, with the deadline a result of inventory management efforts.

     Other operating expenses increased $4.5 million, or 66.3% and as a percentage of net sales increased from 14.9% to 18.7%. The increase in other operating expenses as a percentage of net sales primarily reflects such expenses from acquired distribution operations and Colonial Guild, which incur higher operating expenses than historical casket manufacturing operations.

     Net interest expense increased $1.3 million to $1.4 million. The increase reflects the use of cash and issuance of debt for acquisitions.

     The Company's effective tax rate was 40.0% in the second quarter of 1998 compared to 37.5% in 1997. The increase reflects an increase in non-deductible expenses, higher state income taxes and the Company's Federal statutory tax rate.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Many of the factors that affected second quarter results also had an impact on year to date results. Refer to the second quarter comparison for additional discussion.

     Net sales increased $24.7 million, or 27.1%. The increase reflects additional sales from acquired operations and an increase in sales by Company owned distribution operations compared to 1997. These increase are partially offset by lower sales to independent distributor customers in 1998.

      Gross profit increased $10.1 million, or 41.3%. Gross margin increased from 26.7% to 29.7%.

      Other operating expenses increased $7.9 million, or 63.0%, and as a percentage of net sales, increased from 13.8% to 17.7%.

      Net interest expense increased $1.6 million to $1.8 million in 1998. Cash paid for interest during the six months ended June 30, 1998 and 1997 was $1.2 million and $1.1 million, respectively.

      The Company's effective tax rate increased from 37.5% in 1997 to 39.1% in 1998. Cash paid for income taxes during the six months ended June 30, 1998 and 1997 was $5.2 million and $3.8 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically relied on cash flows from operations as well as borrowings from banks and other lenders to fund its operations.

      Cash and cash equivalents were $4.5 million at June 30, 1998, a decrease of $10.9 million from December 31, 1997. For the six months ended June 30, 1998, cash provided by operations totaled $5.3 million, cash used in investing activities totaled $70.6 million and cash provided by financing activities totaled $54.4 million.

      The Company utilized approximately $66.3 million of cash for acquisitions during the first six months of 1998, net of cash acquired.

      Long-term debt, including current maturities, at June 30, 1998 totaled $86.4 million compared to $29.5 million at December 31, 1997, with the increase attributable to the issuance of debt related to Colonial Guild and other acquisitions. Long-term debt at June 30, 1998 consisted primarily of $59.0 million borrowed under the Company's revolving line of credit, $21.4 million of Senior Notes, $2.5 million in promissory notes and $2.0 million in convertible notes.

      The Company maintains a $60 million unsecured revolving credit facility with a group of major banks. At June 30, 1998, $1 million was available under the revolving credit facility. Subsequent to June 30, 1998, the Company repaid $1.5 million on the revolving credit facility, and as of the date of this filing has $2.5 million available.

      The Company's capital resources consist of its cash balances at June 30, 1998, future cash flows from operations and the borrowing capacity under the revolving credit facility. The Company believes that these resources will be sufficient to fund capital expenditures and meet other operating requirements. In order to finance its acquisition activities, the Company will require additional capital resources. The Company has entered into discussions with its bank syndicate regarding an increase in its revolving credit facility. It is anticipated that such an increase will be completed no later than the end of the third quarter.

     During the first quarter of 1998, Service Corporation International (SCI), the Company's largest single customer informed the Company that beginning in January 1999 it would buy substantially all of its caskets from another supplier. Management estimates that the loss of SCI and related business will reduce the Company's revenues and operating income by approximately $48 million and $13 million, respectively, on an annual basis.

     The Company `s management has taken several initiatives in order to prepare for the loss of SCI business in 1999. With approximately 75% of funerals performed in the United States taking place in independently owned and operated funeral establishments, the Company is targeting its sales and marketing programs towards the independent funeral operator. During the second quarter of 1998 the Company initiated an inventory reduction program in order to manage inventory levels as the SCI supply agreement draws to a close. This inventory reduction program will, through the remainder of 1998, reduce reported earnings due to lost production absorption at manufacturing facilities, but will provide positive cash flow as finished goods inventories are sold and not replenished. The Company is also reviewing its facilities, both manufacturing and distribution, to determine if any such facilities should be downsized as a result of the expected level of business in 1999. At this time management has not made a determination regarding facilities as a result of the loss of the SCI business.

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

PART II. OTHER INFORMATION

               Item 4. Submission of Matters to a Vote of Security Holders

               On May 5, 1998 the Company held its annual meeting of stockholders to elect directors and to approve an amendment of The York Group, Inc. 1996 Employee Stock Option Plan.

               The following table sets forth the number of votes cast for or withheld with respect to the election of each director nominee.

                        NAME            FOR         WITHHELD AUTHORITY
                        ----            ---         ------------------
                  Bruce E. Elder     6,293,029            17,201
                  Eldon P. Nuss      6,295,029            15,201
                  Kirk P. Pendleton  6,295,029            15,201
                  Robert T. Rakich   6,295,029            15,201
                  Roger W. Sevedge   6,295,029            15,201
                  Bill W. Wilcock    6,292,929            17,301
                  Paul B. Wilson     6,274,639            35,591

               The following table sets forth the number of votes cast for, against and withheld with respect to the amendment of The York Group, Inc. 1996 Employee Stock Option Plan.

                                            FOR      AGAINST    WITHHELD

                  Approve the amendment
                  of the Company's 1996
                  Employee Stock Option
                  Plan                   5,697,806   594,910     17,514



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


August 13, 1998                     THE YORK GROUP, INC.




                                    By: /s/ DAVID F. BECK
                                            David F. Beck
                                            Vice President and Chief Financial
                                            Officer (Principal Financial
                                            Officer and Duly Authorized Officer)