Form 10-Q
period 1998-09-30
YORK GROUP INC \DE\
filed 1998-11-12
CIK 1007084

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                     For the period ended September 30, 1998

                                      or

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ___TO ___

                         Commission file number: 0-28096

                        -----------------------------

                              THE YORK GROUP, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  76-0490631
  (State or other jurisdiction of                   (I.R.S. employer
   incorporation or organization)                 identification number)


       8554 KATY FREEWAY, SUITE 200                         77024
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

YES [X]     NO [ ]


The number of shares outstanding of the registrant's common stock as of October 11, 1998 was 8,930,950.

                              THE YORK GROUP, INC.

                                      INDEX

                                                                   PAGE
Part I. Financial Information

    Item 1.Financial Statements

           Consolidated Balance Sheets -
                   September 30, 1998 (Unaudited) and December 31, 1997    2

           Consolidated Statements of Income (Unaudited) Three and nine
                   months ended September 30, 1998 and 1997 ...........    3

           Consolidated Statements of Cash Flows (Unaudited) -
                   Nine months ended September 30, 1998 and 1997 ......    4

           Notes to Consolidated Financial Statements (Unaudited) .....   5-6

    Item 2. Management's Discussion and Analysis of
                Results of Operations and Financial Condition .........   7-9

Part II. Other Information

    Item 6. Exhibits and Reports on Form 8-K ..........................   10


           Signature ..................................................   11

                              THE YORK GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                   SEPTEMBER 30,   DECEMBER 31,
         ASSETS                                        1998           1997
                                                   -------------   ------------
                                                    (UNAUDITED)     (AUDITED)
Current assets:
  Cash and cash equivalents .....................   $   3,246       $  15,478

  Trade accounts and notes receivable, net
    of allowance for doubtful accounts and
    returns and allowances of $4,016 in
    1998 and $3,117 in 1997:
     Stockholders and affiliates ................       5,089           5,128
     Other ......................................      24,519          16,857
  Inventories ...................................      39,453          36,325
  Prepaid expenses ..............................       2,583           1,228
  Deferred tax asset ............................       4,910           4,506
                                                    ---------       ---------
      Total current assets ......................      79,800          79,522
                                                    ---------       ---------

Property, plant and equipment, net ..............      53,629          38,718
Goodwill and other intangibles, net .............      61,680          10,867
Other noncurrent assets .........................       5,577           1,438
                                                    ---------       ---------
  Total assets ..................................   $ 200,686       $ 130,545
                                                    =========       =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt .............   $   3,620       $   3,608
  Accounts payable ..............................       3,200           4,409
  Income taxes payable ..........................       1,828           1,565
  Accrued expenses ..............................      17,330          13,333
                                                    ---------       ---------
      Total current liabilities .................      25,978          22,915
                                                    ---------       ---------


Long-term debt ..................................      77,950          25,925

Other noncurrent liabilities ....................       5,378             870

Deferred tax liability ..........................       7,603           5,188

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000
     shares authorized and unissued .............        --              --
  Common stock, $.01 par value, 25,000,000 shares
     authorized, 8,930,950 and 8,906,950
     shares issued and outstanding ..............          89              89
  Additional paid-in capital ....................      40,390          40,209
  Foreign currency translation adjustment .......        (107)           --
  Retained earnings .............................      43,405          35,349
                                                    ---------       ---------

     Total stockholders' equity .................      83,777          75,647
                                                    ---------       ---------
  Total liabilities and stockholders' equity ....   $ 200,686       $ 130,545
                                                    =========       =========

            The accompanying consolidated notes are an integral part
                         of these financial statements.

                              THE YORK GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                     ----------------------    ----------------------
                                       1998          1997        1998          1997
                                     ---------    ---------    ---------    ---------
Net Sales (including sales to
   Stockholders and affiliates
   of $10,276 and $9,277 for
   the three months ended
   September 30, 1998 and 1997,
   respectively, and $35,374
   and $41,995 for the nine months
   ended September 30, 1998 and
   1997, respectively) ...........   $  58,352    $  40,413    $ 174,186    $ 131,575

Cost of goods sold ...............      43,113       29,221      124,555       96,050
                                     ---------    ---------    ---------    ---------

   Gross Profit ..................      15,239       11,192       49,631       35,525

Other operating expenses .........      10,739        8,203       31,289       20,810
                                     ---------    ---------    ---------    ---------

   Operating income ..............       4,500        2,989       18,342       14,715

Interest expense, net ............      (1,484)        (122)      (3,312)        (389)
                                     ---------    ---------    ---------    ---------

Income before income taxes .......       3,016        2,867       15,030       14,326

Income tax provision .............       1,206        1,075        5,903        5,372
                                     ---------    ---------    ---------    ---------

Net Income .......................   $   1,810    $   1,792    $   9,127    $   8,954
                                     =========    =========    =========    =========

Average shares outstanding:
   Basic .........................       8,931        8,894        8,919        8,647
                                     =========    =========    =========    =========
   Diluted .......................       9,079        9,169        9,307        8,913
                                     =========    =========    =========    =========

Earnings per share:
   Basic .........................   $    0.20    $    0.20    $    1.02    $    1.04
                                     =========    =========    =========    =========
   Diluted .......................   $    0.20    $    0.20    $    0.99    $    1.01
                                     =========    =========    =========    =========

           The accompanying consolidated notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                             1998       1997
                                                           ----------  --------
Cash flows from operating activities:
       Net income ......................................   $  9,127    $  8,954
       Adjustments to reconcile net income to net
         cash provided by operating activities -
         Depreciation and amortization .................      6,772       3,663
         Deferred income tax  provision ................         97          92
         Loss on disposition of property, plant
           and equipment ...............................        104          79
         Provision for doubtful accounts ...............        123          43
         Decrease/(increase) in:
          Accounts receivable ..........................     (4,817)      3,807
          Inventories ..................................      1,352      (2,414)
          Prepaid expenses .............................         98      (1,879)
          Other noncurrent assets ......................     (1,798)       (142)
         Increase/(decrease) in:
          Accounts payable .............................     (3,128)     (1,306)
          Accrued expenses .............................      1,194         201
          Other liabilities ............................        (73)       --
                                                           --------    --------

          Net cash provided by operating activities ....      9,051      11,098
                                                           --------    --------

Cash flows from investing activities:
       Capital expenditures ............................     (5,996)     (5,888)
       Collection of notes receivable ..................        227         475
       Acquisitions, net of cash acquired of
         $17,582 and $3,744 ............................    (66,035)     (6,882)
                                                           --------    --------

          Net cash used in investing activities ........    (71,804)    (12,295)
                                                           --------    --------

Cash flows from financing activities:
       Proceeds from issuance of common stock ..........        181         112
       Proceeds from issuance of long-term debt ........     74,500        --
       Repayment of long-term debt .....................    (23,089)     (4,881)
       Dividends paid ..................................     (1,071)     (1,016)
                                                           --------    --------

          Net cash provided by (used in) financing
            activities .................................     50,521      (5,785)
                                                           --------    --------

Net (decrease) in cash and cash equivalents ............    (12,232)     (6,982)

Cash and cash equivalents, beginning of period .........     15,478      31,940
                                                           --------    --------

Cash and cash equivalents, end of period ...............   $  3,246    $ 24,958
                                                           ========    ========

Supplemental schedule of noncash investing
   and financing activities:
   Details of 1998 acquisitions
    (Note 2)
       Fair value of assets acquired .....   $ 95,404
       Liabilities assumed ...............     11,787
                                             --------
       Cash paid .........................   $ 83,617
                                             ========

           The accompanying consolidated notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1998

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

     Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. For the three and nine months ended September 30, 1998, the Company had comprehensive income of $1.7 million and $9.0 million, respectively, consisting of net income and foreign currency translation adjustment. For the three and nine months ended September 30, 1997, the only component of comprehensive income for the Company is net income. Adopting Statement No. 130 did not have a material effect on the Company's financial position or results of operations.

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

     During the nine month period ended September 30, 1998, the Company also consummated three small acquisitions. The acquisitions were financed using the Company's line of credit, with an aggregate purchase price for the acquisitions of $5.0 million. These acquisitions have been accounted for using the purchase method of accounting.

     Pro forma unaudited consolidated operating results of the Company and the acquired companies for the nine months ended September 30, 1998 and 1997, assuming the Colonial acquisition and other acquisitions made in 1998 and 1997 had been made as of January 1, 1997, are summarized and included in the table below. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable and expected to have a continuing impact. Pro forma adjustments do not reflect anticipated "efficiencies" in operations. The Company believes that this unaudited pro forma information is not indicative of future results of operations, nor the results of historical operations had the acquisitions been consummated as of the assumed dates.

                                    UNAUDITED PRO FORMA FINANCIAL INFORMATION
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                    ------------------------------------------
                                            1998                  1997
                                    ------------------     -------------------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales ........................      $   185,133          $   178,281
Net income .......................      $     8,237          $     9,511
Earnings per share:
   Basic .........................      $       .92          $      1.07
   Diluted .......................      $       .89          $      1.04


3.  SUPPLEMENTAL INFORMATION

                                          SEPTEMBER 30,       DECEMBER 31,
                                              1998                1997
                                         --------------      --------------
                                                  (IN THOUSANDS)
Inventories:
  Raw materials ..................       $ 14,689               $ 10,123
  Work in process ................          5,156                  4,039
  Finished goods .................         19,608                 22,163
                                         --------               --------

                                         $ 39,453               $ 36,325
                                         ========               ========

Property, Plant and Equipment:
  Land and improvements ..........       $  4,754               $  3,825
  Building and improvements ......         19,060                 12,721
  Equipment ......................         51,081                 38,245
  Construction-in-progress .......          5,042                  5,003
                                         --------               --------
                                           79,937                 59,794
  Less: accumulated depreciation .        (26,308)               (21,076)
                                         --------               --------
                                         $ 53,629               $ 38,718
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

     At September 30, 1998 and December 31, 1997, the Company had reserves of approximately $1.3 million and $1.4 million, respectively, for estimated costs to complete the implementation of the post-closure plan. Actual remediation costs may differ from estimates due to unforeseen factors which may arise as the closure occurs. Accordingly, these reserves may be adjusted as additional information becomes available.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED  SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED
 SEPTEMBER 30, 1997

     Net sales increased $17.9 million, or 44.4%. This increase primarily reflects additional net sales from Colonial Guild and other acquired operations. Additionally, same store sales volume from distribution operations owned during both quarters increased approximately 6% in 1998 from 1997 levels.

     Gross profit increased $4.0 million, or 36.2% Gross margin decreased from 27.7% to 26.1%. Gross profit and margin were positively affected by the Colonial Guild acquisition, offset partially by acquisitions of manufacturing operations. Additionally, margins were negatively affected by lower casket manufacturing throughput, the result of reduced purchases of finished caskets by Company owned distribution operations. The lower purchase levels are a direct result of the Company's inventory reduction plan instituted during the second quarter of 1998. This plan was initiated in order to position the Company for the end of its casket supply contract with Service Corporation International (SCI).

     Other operating expenses increased $2.5 million, or 30.9% and as a percentage of net sales decreased from 20.3% to 18.4%. The increase in other operating expenses reflects the acquisition of Colonial Guild, partially offset by generally lower expense levels throughout the remainder of the Company, most significantly in distribution operations. The reduction reflects the effects of the Company's expense management efforts.

     Net interest expense increased $1.4 million to $1.5 million. The increase reflects the use of cash and issuance of debt for acquisitions.

     The Company's effective tax rate was 40.0% in the third quarter of 1998 compared to 37.5% in 1997. The increase reflects an increase in non-deductible expenses, higher state income taxes and the Company's Federal statutory tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED
 SEPTEMBER 30, 1997

     Many of the factors that affected third quarter results also had an impact on year to date results. Refer to the third quarter comparison for additional discussion.

     Net sales increased $42.6 million, or 32.4%. The increase primarily reflects the effects of acquisitions and increased sales from Company owned distribution operations, partially offset by lower sales to independent distributor customers in 1998.

     Gross profit increased $14.1 million, or 39.7%. Gross margin increased from 27.0% to 28.5%. The increases reflect primarily the acquisition of Colonial Guild, offset partially by the effects of lower casket manufacturing throughput resulting from inventory reduction initiatives.

     Other operating expenses increased $10.5 million, or 50.4%, and as a percentage of net sales, increased from 15.8% to 18.0%. The increase reflects the effects of acquisitions, partially offset by expense reduction efforts.

     Net interest expense increased $2.9 million to $3.3 million in 1998. Cash paid for interest during the nine months ended September 30, 1998 and 1997 was $3.5 million and $1.7 million, respectively.

     The Company's effective tax rate increased from 37.5% in 1997 to 39.3% in 1998. Cash paid for income taxes during the nine months ended September 30, 1998 and 1997 was $6.9 million and $5.6 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically relied on cash flows from operations as well as borrowings from banks and other lenders to fund its operations.

     Cash and cash equivalents were $3.2 million at September 30, 1998, a decrease of $12.2 million from December 31, 1997. For the nine months ended September 30, 1998, cash provided by operations totaled $9.1 million, cash used in investing activities totaled $71.8 million and cash provided by financing activities totaled $50.5 million.

     The Company utilized approximately $66.0 million of cash for acquisitions during the first nine months of 1998, net of cash acquired.

     Long-term debt, including current maturities, at September 30, 1998 totaled $81.6 million compared to $29.5 million at December 31, 1997, with the increase attributable to the issuance of debt related to the Colonial Guild and other acquisitions. Long-term debt at September 30, 1998 consisted primarily of $55.5 million borrowed under the Company's revolving line of credit, $21.4 million of Senior Notes, $2.5 million in promissory notes and $2.0 million in convertible notes.

     The Company maintains a $60 million unsecured revolving credit facility with a group of major banks. At September 30, 1998, $4.5 million was available under the revolving credit facility.

     The Company's capital resources consist of its cash balances at September 30, 1998, future cash flows from operations and the borrowing capacity under the revolving credit facility. The Company believes that these resources will be sufficient to fund capital expenditures and meet other operating requirements. The Company believes that its inventory management efforts will continue to generate positive cash flow through the end of 1998. In order to finance its acquisition activities, the Company may require additional capital resources.

     As disclosed in previous announcements and official filings, during the first quarter of 1998, SCI, the Company's largest single customer informed the Company that beginning in January 1999 it would buy substantially all of its caskets from another supplier. Management estimates purchases under the SCI contract represent approximately 20% of the Company's revenues and between 40% and 45% of the Company's operating income before adjustment for actions taken relative to the loss of such business.

     The Company's management has taken several initiatives in order to prepare for the loss of SCI business in 1999. With approximately 75% of funerals performed in the United States taking place in independently owned and operated funeral establishments, the Company is targeting its sales and marketing programs towards the independent funeral operator. During the second quarter of 1998 the Company initiated an inventory reduction program in order to manage inventory levels as the SCI supply agreement draws to a close. This inventory reduction program has, and will, through at least the remainder of 1998, reduce reported earnings due to lost production absorption at manufacturing facilities, but will provide positive cash flow as finished goods inventories are sold and not replenished. During the third quarter, margins were negatively affected, but cash flow increased as company owned distribution center inventories were reduced by approximately $3 million.

     The Company has reviewed its facilities, both manufacturing and distribution, to determine if any such facilities should be downsized as a result of the expected level of business in 1999. During the third quarter of 1998, the Company announced that it will close its bronze manufacturing operations in Portland, Oregon, consolidating the production from that plant into the Company's other two bronze manufacturing facilities. The Company also announced a shift reduction at one of its metal casket assembly operations, effective November 2, 1998. Additional manpower and facility adjustments are anticipated during the fourth quarter of 1998.

THE YEAR 2000 ISSUE

     The Company has recognized the need to ensure that its computer operations and operating systems will not be adversely affected by the upcoming calendar year 2000 and is cognizant of the time sensitive nature of the issue. The Company has assessed how it may be impacted by year 2000 and has formulated and commenced implementation of a plan to address information systems issues. This plan involves a combination of hardware and software modifications, upgrades and replacement, including implementation of a new software package which will not only address the year 2000 issue, but provide additional business process functionality. The Company estimates that the cost of year 2000 compliance for its information system, combined with capital expenditures for hardware and software involving functionality improvements will be approximately $6.0 million. The Company does not believe that year 2000 compliance issues with respect to customers and suppliers will have a material effect on the Company's operations or financial results.

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


    October 12, 1998                THE YORK GROUP, INC.

                                    By: /s/ DAVID F. BECK
                                            David F. Beck
                                            Vice President and Chief Financial
                                            Officer (Principal Financial Officer
                                            and Duly Authorized Officer)