Form 10-K
period 1998-12-31
YORK GROUP INC \DE\
filed 1999-03-31
CIK 1007084

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                                ------------ TO ------------

                        COMMISSION FILE NUMBER: 0-28096
                            ------------------------

                              THE YORK GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                  76-0490631
             (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                   IDENTIFICATION NO.)
                   8554 KATY FREEWAY,
                       SUITE 200,
                     HOUSTON, TEXAS                                                  77024
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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 12, 1999, there were 8,930,950 shares of The York Group, Inc. Common Stock, $.01 par value, issued and outstanding, 5,244,454 of which, having an aggregate market value of approximately $46,874,930, were held by non-affiliates of the registrant (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant's Common Stock).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement related to the registrant's 1999 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1998, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                 PAGE
                                                 ----
Item  1. Business.............................     1
Item  2. Properties...........................     5
Item  3. Legal Proceedings....................     6
Item  4. Submission of Matters to a Vote of
           Security Holders...................     7
Item  5. Market for Registrant's Common Equity
           and Related Stockholder Matters....     7
Item  6. Selected Financial Data..............     8
Item  7. Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations......................     9
         General..............................     9
         Results of Operations................    10
         Liquidity and Capital Resources......    11
         The Year 2000 Issue..................    11
         Inflation............................    12
         Selected Quarterly Operating Results
           and Seasonality....................    12
         Forward-Looking Statements...........    13
Item  8. Financial Statements and
           Supplementary Data.................    13
Item  9. Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure...............    13
Item 10. Directors and Executive Officers of
           the Registrant.....................    14
Item 11. Executive Compensation...............    14
Item 12. Security Ownership of Certain
           Beneficial Owners and Management...    14
Item 13. Certain Relationships and Related
           Transactions.......................    14
Item 14. Exhibits, Financial Statement
           Schedules and Reports on Form
           8-K................................    15

                                     PART I

ITEM 1.  BUSINESS

INDUSTRY OVERVIEW

     The York Group, Inc. (the "Company" or "York") is one of the largest casket manufacturers in the United States. The Company is also a major manufacturer of commemorative products with a majority of such products used in the death care industry.

     The death care industry is characterized by generally favorable demographic trends that have allowed the major manufacturers to enjoy relatively stable, non-cyclical and fairly predictable business conditions. The number of deaths in the United States has grown at an annual compound rate of approximately 1%, increasing from approximately 2.0 million deaths in 1980 to approximately 2.3 million deaths in 1998. According to a 1994 report prepared by the United States Department of Commerce, Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1% per year between the years 1994 and 2000.

     While an increasing number of annual deaths would be expected to increase the demand for funeral products, a steady, gradual growth in the number of cremations in the United States has mitigated much of the potential benefit. According to industry statistics compiled and released by the Cremation Association of North America ("CANA"), cremation was used in connection with approximately 21% of the deaths in the United States in 1998, compared with approximately 10% in 1980. Funeral merchandise, including caskets and memorialization products, are sold in a smaller percentage of cremations than in traditional interments/entombments. Accordingly, the number of caskets sold in the United States has remained fairly constant, with unit volumes of approximately 1.8 million to 1.9 million caskets per year over the past ten years, with a similar constancy in the memorialization segment of the market.

     Caskets generally are categorized by the type of material from which they are produced, with three categories: metal, wood and other. According to statistics compiled and released by the Casket & Funeral Supply Association of America, approximately 1.9 million caskets were sold in the United States in 1998, with metal caskets accounting for approximately 1.3 million units, wood caskets accounting for approximately 300,000 units and other caskets accounting for approximately 300,000 units. The number of casket manufacturers, assemblers and distributors has declined over the past thirty years as a result of industry consolidation. The Company estimates that the three largest casket manufacturers accounted for over 60% of the finished casket unit volume in 1998.

     Commemorative products used in the death care industry are also categorized by the type of material from which they are produced, with two primary categories: granite and bronze. Of the 2.3 million deaths in the United States, approximately 2.0 million are memorialized with a traditional granite or bronze memorial, with approximately two-thirds being granite and one-third being bronze.

THE COMPANY

     The Company produces a wide variety of all three types of caskets, as well as casket components. Metal caskets are made from various gauges of cold rolled steel, stainless steel, copper and bronze. Wood caskets are made from nine different wood species ranging from poplar to mahogany, as well as from veneer and paper covered particle board and fiber board. The Company also produces caskets made from cloth and paper covered particle board and corrugated materials. Beginning with its acquisition of West Point Casket Company in 1997, the Company manufactures metal burial vaults for use in the interment segment of the death care industry.

     Commemorative products are produced from cast bronze and come in a variety of sizes, styles and colors. Memorials are marketed and sold directly to cemetery operators, monument dealers and funeral homes. Additionally, architectural signage products are sold through a network of independent sign and trophy dealers.

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

     The Company's other caskets, including cremation containers, are manufactured from particle board and corrugated materials covered with cloth or paper. These products are used primarily, although not exclusively, in cremation.

     Casket components include stamped metal body parts, metal locking mechanisms for gasketed metal caskets, adjustable beds, interior fabrics and panels, and metal and plastic handles and corners. The Company dyes fabrics used for casket interiors and also processes a line of fabrics for use in the production of cloth-covered caskets. In addition, embroidered panel fabrics are also produced by the Company.

     Metal vaults are manufactured from various gauges of steel, as well as stainless steel, copper and bronze. The vaults have various exterior finishes, including paint and porcelain.

     COMMEMORATIVE PRODUCTS. The Company's commemorative products are used to identify or commemorate people, places and events. The primary death care memorialization products include flush bronze memorials, flower vases, niches and crypt letters. Additionally, the Company manufactures and sells architectural signage products, including bronze plaques and letters. The Company's product offerings are based upon basic designs, which are personalized and enhanced to personal taste using additional trim and color options.

DISTRIBUTION AND MARKETING

     The Company currently markets its casket products through Company and privately owned distributors. Burial vaults are sold directly to funeral home and cemetery operators as well as to privately owned distributors. The Company's commemorative products are sold directly to cemetery operators, monument dealers and funeral homes, as well as sign and trophy dealers. Approximately 1% of the Company's net sales were to customers outside the United States. The Company normally fills orders within one month and, therefore, does not have a significant backlog of unfilled orders.

     York's casket distributors generally concentrate their sales and service efforts in their primary market area, with some distributors assigned exclusive territories. York believes that each of its distributors is committed to providing the highest quality service to the funeral homes within its primary market area.

     York's major marketing efforts include merchandising planning and display programs, pre-need insurance and trust programs, training programs, volume purchase programs and The York Children's FoundationSM.

     MERCHANDISING PLANNING AND DISPLAY PROGRAMS. The Company sells and leases product planning, merchandising and display products and consulting services to funeral service businesses, cemetery operators and monument dealers. These products and services assist funeral service professionals in providing value and satisfaction to their client families.

     PRE-NEED INSURANCE AND TRUST PROGRAMS. In recent years, funeral homes have become more active in the marketing of prearranged funeral plans as a way to maintain and increase future business. Through a wholly-owned subsidiary, the Company has introduced a program offering insurance policies to funeral homes for the funding of prearranged funerals. This program, which includes policies underwritten by two life insurance companies, is designed to provide a financial incentive to funeral home operators to specify York products through insurance funded features, some of which offer additional payments to offset increases in the cost of a York casket. The Company has expanded its pre-need program to include a trust alternative, similar to the insurance funded program, which allows the Company to serve all segments of the pre-need market. These programs are expected to enhance the Company's future market share.

     VOLUME PURCHASE PROGRAMS. York offers several discount and rebate programs based on the volume of York products purchased. The costs of these programs are generally shared equally by York and the applicable distributor.

     TRAINING PROGRAMS. The Company provides training programs for funeral service professionals, including sessions which are accredited for continuing education by many states. These offerings includes instruction on cremation marketing, product knowledge, and funeral products and services merchandising. These programs provide funeral service providers with valuable information and increase their knowledge of and goodwill toward the Company.

     MEMORIAL PRE-NEED AND GUARANTEED SERVICE PROGRAMS. The Company's commemorative products segment manufactures death care memorial products under a "pre-need" program where the basic memorial is produced and sold currently, with completion of the memorial, including applying dates and final-finishing processes, taking place when the service becomes "at-need". The Company also guarantees that a memorial will be delivered within thirty days of order placement, or it will be provided at no charge to the customer.

     THE YORK CHILDREN'S FOUNDATIONSM. The York Children's FoundationSM (the "Foundation") supports charitable children's organizations across the country as a means of memorializing persons buried in York caskets. Grants made by the Foundation allow the sponsoring funeral home to promote its name and goodwill within its local community and allow the Company to further differentiate itself from its competitors.

SUPPLY AGREEMENT WITH SERVICE CORPORATION INTERNATIONAL

     The Company was party to a supply agreement (the "Supply Agreement") with a subsidiary of Service Corporation International ("SCI"). The Supply
Agreement required the purchase of specific annual dollar volumes of the Company's caskets and expired at the end of 1998. In early 1998, SCI notified the Company that it would not renew the Supply Agreement, and beginning January 1, 1999 it would purchase substantially all of its casket requirements from a supplier other than York. Sales under the Supply Agreement were made through the Company's distributors at a discount to list price. The discount was shared equally by the Company and the applicable distributor. Sales under the Supply Agreement accounted for approximately 17% of the Company's net sales in 1998.

MANUFACTURING

  CASKETS

     Metal casket parts are produced by stamping steel, copper and bronze sheets into casket body parts. Locking mechanisms and adjustable beds are produced by stamping and assembling a variety of steel parts. Casket handles and corners are produced from stamped or cast metal or injection molded plastic. In the production of wood caskets, the Company purchases from sawmills various species of uncured wood, which it dries and cures. The cured wood is cut into casket components. Other caskets are produced by cutting and forming particle board and corrugated materials into component parts for assembly.

     The completed metal stampings, wood and corrugated components are then assembled into finished caskets. A variety of designs are produced by combining various parts and components which are attached to the main casket body. Other assembly areas continue the manufacturing process through application of various paints, stains and other finishes and installation of interiors. Metal vaults are manufactured in a manner very similar to that used to manufacture metal caskets.

  COMMEMORATIVE PRODUCTS

     Cast bronze commemorative products are produced by pouring molten bronze into sand baked molds. After the molten metal cools, the molds are removed and the casting is cleaned and trimmed. The completed casting is then finished through the application of paint and other finishes.

SUPPLIERS AND RAW MATERIALS

     The primary basic materials required for the Company's casket manufacturing operations are cold rolled steel, lumber and corrugated materials. The Company also purchases copper, bronze, stainless steel and textiles. The primary basic material required for the manufacture of commemorative products is bronze ingot.

     The Company typically negotiates blanket purchase orders or 12-month supply agreements with large, integrated steel and bronze suppliers that have demonstrated timely delivery, high quality material and competitive prices. The Company purchases lumber from a number of sawmills and distributors. The Company purchases most of its lumber from sawmills within 150 miles of its wood casket manufacturing facility in York, Pennsylvania. The Company normally purchases uncured lumber which it cures and dries. Particle board and corrugated material is obtained primarily from major suppliers of wood and paper products.

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

COMPETITION

     Competition within the casket and commemorative products businesses is highly competitive. The Company competes with other manufacturers on the basis of product quality, price, service, design availability and breadth of product line.

     The Company provides a full line of casket products that it believes is more comprehensive than any of its major competitors. Although there are a large number of casket industry participants, the three largest casket manufacturers account for over 60% of the finished caskets produced. In addition to York, Batesville Casket Company, a subsidiary of Hillenbrand Industries, Inc., and Aurora Casket Company, Inc. are the most significant industry participants.

     The two largest suppliers of commemorative products for death care industry are Matthews International Corporation (bronze) and Rock of Ages (granite). It is estimated that together with York these suppliers account for slightly less than 50% of the death care memorialization market. The Company also competes with several manufacturers in the architectural signage business.

INTELLECTUAL PROPERTY

     The Company owns a number of domestic and international trademarks, service marks and patents which it uses in its business and operations.

EMPLOYEES

     The Company has approximately 1,850 employees, substantially all of whom work full-time. Approximately 83% are engaged in manufacturing activities, 10% are engaged in field sales and distribution activities with the balance holding managerial, administrative, clerical or other office positions. Approximately 150 employees are covered by collective bargaining agreements, principally production workers at the Lynn, Indiana plant, whose agreement expires in June 1999. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company owns ten (10) production facilities and four (4) finished casket distribution warehouse facilities. The Company also leases twenty-three
(23) finished casket distribution warehouse facilities and four (4) manufacturing facilities. Additionally, the Company leases warehouses, with an aggregate of approximately 67,000 square feet near its York, Pennsylvania; Lynn, Indiana and Marshfield, Missouri assembly plants in order to stock finished caskets, allowing the Company to more effectively schedule production and better serve its customers.

     The Company believes that its production and distribution warehouse facilities are adequate to support its current and projected level of operations. The following table sets forth additional information regarding the Company's manufacturing facilities.

                                                                                         APPROXIMATE
              LOCATION                          PRINCIPAL PRODUCTS OR ACTIVITY           SQUARE FEET
-------------------------------------   ----------------------------------------------   ------------
York, Pennsylvania...................   Manufacture of finished wood caskets                307,000
Marshfield, Missouri.................   Manufacture of finished metal caskets                86,000
Lynn, Indiana........................   Manufacture of finished metal caskets                76,000
Richmond, Indiana....................   Manufacture of finished metal caskets                21,000
West Point, Mississippi..............   Manufacture of finished metal caskets                99,000
Richmond, Indiana....................   Metal casket stamping, manufacture of casket
                                          beds, locks and hardware items                     92,000
Anniston, Alabama....................   Metal casket stamping                                63,000
Lawrenceville, Georgia...............   Manufacture of metal casket handles and
                                          corners and processing of interior fabrics        129,000
Richmond, Indiana....................   Manufacture of cloth covered caskets and
                                          cremation containers (leased)                     164,000
Birmingham, Alabama..................   Manufacture of metal burial vaults (leased)          37,000
London, Kentucky.....................   Manufacture of metal burial vaults (leased)          49,000
Richmond, Indiana....................   Injection molding of plastic parts,
                                        principally casket corners (leased)                  18,000
Kingwood, West Virginia..............   Manufacture of bronze commemorative products        103,000
Aiken, South Carolina................   Manufacture of bronze commemorative products         96,000

     The following table sets forth additional information regarding the Company's distribution warehouse facilities:

                                                      APPROXIMATE
                                         NUMBER OF     AGGREGATE
                STATE                    LOCATIONS    SQUARE FEET
-------------------------------------   -----------   ------------
Alabama..............................        1           14,000
California...........................        1           23,000
Connecticut..........................        1           16,000
Florida..............................        2           29,000
Georgia..............................        1           14,000
Illinois.............................        1           25,000
Indiana..............................        2           13,000
Kentucky.............................        1           14,000
Louisiana............................        1           15,000
Maine................................        1            5,000
Massachusetts (owned)................        1           18,000
Michigan.............................        1           11,000
Mississippi (owned)..................        1           20,000
New Mexico...........................        1            8,000
North Carolina.......................        1           15,000
Ohio.................................        3           40,000
Oregon...............................        1            6,000
Texas (2 owned)......................        4           89,000
Washington...........................        2           26,000

     In addition to its production and warehouse facilities, the Company leases approximately 21,000 square feet of space for executive and administrative offices in Houston, Texas. The lease term expires October 31, 2003. The Company also owns a 20,400 square foot facility in New Orleans, Louisiana which serves as its merchandising and design center, and an inactive 38,000 square foot foundry facility in Portland, Oregon which the Company is currently attempting to sell.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings incidental to the conduct of its business.

     The Company has filed an action on a sworn account against a former customer, Equity Corporation International ("ECI"), to collect amounts past due on invoices for products sold and delivered by York to ECI. In addition, ECI has filed a declaratory judgement action against York seeking a judgement declaring that York entered into a supply agreement with ECI and that York breached such contract. Both matters are currently in the discovery process. The Company intends to vigorously pursue its action against ECI and intends to aggressively defend ECI's action against the Company. No meaningful evaluation of outcome can be made of either case at this time; however, the Company does not expect the outcome of either case to have a material adverse effect on the company's financial position or results of operations.

     The Company currently is not engaged in any other legal proceeding that is expected to have a material adverse effect on the Company.

REGULATORY MATTERS

     The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment and the health and safety of employees.

     In 1991, the Georgia Department of Natural Resources (the "GDNR") issued a Notice of Violation -- Consent Order alleging that the Company's Lawrenceville, Georgia facility was storing and treating hazardous wastes without a permit and allegedly had violated certain other hazardous wastes regulations in the operations of its electroplating line and associated wastewater treatment system. On November 8, 1991, the Company and the GDNR entered into a Consent Order (the "1991 Order") in settlement of the allegations. The 1991 Order was subsequently amended in 1994 to reflect the plan to conduct closure under Georgia laws and rules of the alleged waste management unit or units at the facility and to require some additional remediation, monitoring and investigation commitments on the Company's part. The GDNR approved the revised closure plan and post-closure plan for the facility in August 1995. Moreover, the GDNR issued a Hazardous Waste Facility Permit effective September 27, 1996, to document these post-closure care requirements. The Company has a reserve of approximately $1.2 million for environmental remediation at December 31, 1998, and has provided financial assurance in the form of a letter of credit in the amount of approximately $.9 million to secure its post-closure obligations (see
Note 6 of Notes to the Consolidated Financial Statements).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been traded in the over-the-counter market since April 2, 1996 and quoted on the Nasdaq National Market under the symbol "YRKG". On December 31, 1998, 240 stockholders of record held the Company's 8,930,950 shares of outstanding common stock. The Company believes there are approximately 1,800 beneficial owners of its common stock.

     The following table presents the Company's high and low common stock prices, as well as dividends per share, since April 2, 1996:

                                                             YEARS ENDED DECEMBER 31
                                       -------------------------------------------------------------------
                                                     1998                               1997
                                       --------------------------------   --------------------------------
                                         HIGH        LOW      DIVIDENDS     HIGH        LOW      DIVIDENDS
                                       ---------  ---------   ---------   ---------  ---------   ---------
First Quarter........................  $   25.25     $15.50     $0.04     $   23.00     $18.00     $0.04
Second Quarter.......................  $   19.50     $17.25     $0.04     $   19.25     $18.00     $0.04
Third Quarter........................  $   19.375    $ 9.125    $0.04     $   22.25     $17.25     $0.04
Fourth Quarter.......................  $   12.00     $ 7.125    $0.04     $   26.625    $20.00     $0.04

     The Company has paid dividends on a quarterly basis since the second quarter of 1995. Since its stock has been publicly traded, the Company has issued eleven consecutive quarterly dividends of $.04 per share. Any future change in the Company's dividend policy will be made at the discretion of the Board of Directors based upon pertinent factors, such as financial condition of the Company, bank covenants, capital and expansion requirements and other factors the Board of Directors may consider.

ITEM 6.  SELECTED FINANCIAL DATA

INCOME STATEMENT DATA:

                                                           YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                             1998        1997        1996        1995        1994
                                          ----------  ----------  ----------  ----------  ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...............................  $  230,195  $  178,690  $  149,178  $  140,577  $  131,391
Cost of goods sold......................     164,494     130,144     116,408     111,939     104,906
                                          ----------  ----------  ----------  ----------  ----------
Gross profit............................      65,701      48,546      32,770      28,638      26,485
Other operating expenses................      42,986      28,439      13,359      11,097      10,695
                                          ----------  ----------  ----------  ----------  ----------
Operating income........................      22,715      20,107      19,411      17,541      15,790
Interest expense, net...................       4,732         650         983       3,147       3,244
                                          ----------  ----------  ----------  ----------  ----------
Income before taxes and extraordinary
  item..................................      17,983      19,457      18,428      14,394      12,546
Income tax provision....................       7,193       7,394       6,907       5,554       4,907
                                          ----------  ----------  ----------  ----------  ----------
Income before extraordinary item........      10,790      12,063      11,521       8,840       7,639
Extraordinary item, net of tax..........          --          --        (736)         --        (436)
                                          ----------  ----------  ----------  ----------  ----------
Net income..............................  $   10,790  $   12,063  $   10,785  $    8,840  $    7,203
                                          ==========  ==========  ==========  ==========  ==========
Earnings per share:
     Basic:
          Income before extraordinary
             item.......................  $     1.21  $     1.38  $     1.53  $     1.60  $     1.55
                                          ==========  ==========  ==========  ==========  ==========
          Net income....................  $     1.21  $     1.38  $     1.43  $     1.60  $     1.46
                                          ==========  ==========  ==========  ==========  ==========
     Diluted:
          Income before extraordinary
             item.......................  $     1.19  $     1.34  $     1.46  $     1.47  $     1.29
                                          ==========  ==========  ==========  ==========  ==========
          Net income....................  $     1.19  $     1.34  $     1.37  $     1.47  $     1.22
                                          ==========  ==========  ==========  ==========  ==========
Shares used in computing earnings per
  share:
     Basic..............................       8,922       8,712       7,518       5,519       4,936
                                          ==========  ==========  ==========  ==========  ==========
     Diluted............................       9,085       8,979       7,874       6,030       5,920
                                          ==========  ==========  ==========  ==========  ==========

BALANCE SHEET DATA:

                                                              AS OF DECEMBER 31,
                                          ----------------------------------------------------------
                                             1998        1997        1996        1995        1994
                                          ----------  ----------  ----------  ----------  ----------
Working capital.........................  $   50,309  $   56,607  $   53,736  $   29,202  $   20,377
Total assets............................     209,264     130,545     102,896      74,873      64,732
Long-term debt, net of current
  portion...............................      79,267      25,925      26,435      36,210      36,710
Stockholders' equity....................      85,087      75,647      56,072      18,758       9,661

OPERATING DATA:

                                                              AS OF DECEMBER 31,
                                          ----------------------------------------------------------
                                             1998        1997        1996        1995        1994
                                          ----------  ----------  ----------  ----------  ----------
Capital expenditures....................  $   11,016  $    9,376  $    4,717  $    4,381  $    3,993
Depreciation and amortization...........       8,518       5,212       4,092       3,741       3,716

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto, included elsewhere in this Form 10-K.

GENERAL

     The Company is the second largest casket manufacturer in the United States and produces a wide variety of caskets, casket components and burial vaults. During 1998, the Company acquired Colonial Guild, Ltd. thus becoming a major manufacturer of commemorative products. The Company's finished caskets are marketed through a network of Company and privately owned distributors, which serve domestic funeral homes, as well as certain foreign markets. Burial vaults are sold directly to funeral home and cemetery operators as well as to privately owned distributors. The Company's commemorative memorial products are sold directly to cemetery operators, monument dealers and funeral homes, and its architectural signage products are sold primarily to sign and trophy dealers.

     In certain markets, the Company believes that its privately owned casket distributors will continue to be the most effective way to market the Company's casket products and expects to continue to strongly support the efforts of these privately owned distributors. However, the Company has, and will continue to, acquire certain of its distributors if the Company believes that such acquisitions would be complementary and result in operating efficiencies. The Company owns distribution operations serving New England, Southern, Northern California, Pacific Northwest and certain Midwest markets.

     Funeral homes are required by federal regulation to provide price lists to their customers, and generally publish such price lists annually. As a result, the casket manufacturing industry has established the industry-wide practice of setting its prices every January. The memorialization business also establishes prices annually, generally during the first calendar quarter. In setting these prices, the Company considers expected raw material prices, competitive considerations, the general state of the economy and inflationary expectations. This industry practice requires the Company to set its prices in anticipation of, rather than in response to, changes in raw material and other costs. Over the past three years, the Company's annual weighted average price increases have ranged from 3.5% to 5.0%. Limitations on the timing of price increases relative to changes in costs may cause fluctuations in operating margins, and therefore, make quarterly year-to-year comparisons less meaningful. The major domestic casket manufacturers have all developed discount and rebate programs, which are commonplace in the casket manufacturing industry, designed to encourage volume purchases by funeral homes. In the case of the Company, these discounts are generally absorbed equally between the Company and the distributors.

     The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods presented.

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
Net sales............................      100.0%     100.0%     100.0%
Gross profit.........................       28.5       27.2       22.0
Other operating expenses.............       18.6       15.9        9.0
                                       ---------  ---------  ---------
Operating income.....................        9.9       11.3       13.0
Interest expense, net................        2.1         .4         .7
Income tax provision.................        3.1        4.1        4.6
                                       ---------  ---------  ---------
Net income before extraordinary
  item...............................        4.7        6.8        7.7
Net income...........................        4.7%       6.8%       7.2%

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net sales increased $51.5 million, or 28.8%. The increase reflects the full year effect on sales of 1997 casket manufacturing and distribution acquisitions, sales from casket manufacturing and distribution operations acquired in 1998, and the acquisition of Colonial Guild, Ltd. ("Colonial Guild") in March 1998, which accounted for approximately $37.8 million of 1998 sales. These increases were partially offset by a decline in sales to Service Corporation International ("SCI") from Company owned distributions operations as well as a decline in sales to independent distributors resulting from declining sales to SCI by those distributors. The decline in sales to SCI occurred primarily in the fourth quarter of 1998.

     Gross profit increased $17.2 million, or 35.3%. Gross margin increased from 27.2% to 28.5%. The improvement in gross margin reflects casket distribution acquisitions consummated in 1997 and 1998, which generally generate higher gross margins relative to casket manufacturing operations, as well as the acquisition of Colonial Guild in 1998, which also generates a higher gross margin than the Company's traditional casket business. Additionally, in 1997 the Company incurred approximately $2.9 million of expenses related to facility realignment that did not recur in 1998. Gross margin was negatively impacted by reduced sales to SCI, and reduced manufacturing absorption as a result of inventory reduction efforts throughout the Company in anticipation of the end of the SCI casket purchase requirements agreement at the conclusion of 1998.

     Other operating expenses increased $14.5 million, or 51.2%, and as a percentage of sales increased from 15.9% to 18.6%. The increase in other operating expenses as a percentage of sales reflects the 1997 and 1998 acquisitions of casket distribution operations and the acquisition of Colonial Guild, all of which incur a higher relative level of these expenses relative to casket manufacturing operations, and increased corporate expenses.

     Net interest expense increased $4.1 million as a result of debt incurred to fund acquisitions, most notably, Colonial Guild.

     The Company's effective tax rate increased to 40.0% from 38.0%. The increase primarily reflects an increase in non-deductible expenses, primarily goodwill.

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

     The Company's effective tax rate increased from 37.5% to 38.0%. The effective rate for 1997 reflects an increase in non-deductible expenses and an increase in the Company's effective Federal tax rate.

     In 1996, an extraordinary item of $736,000, net of tax, resulted from the write-off of unamortized debt discount associated with the early extinguishment of the Series A Note.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to consummating its initial public offering in April 1996, the Company had historically relied on cash flow from operations and borrowings from banks and other lenders to fund its operations.

     Cash and cash equivalents were $3.4 million at December 31, 1998, representing a decrease of $12.0 million from December 31, 1997. In 1998, cash flows provided by operations totaled approximately $12.8 million, cash used in investing activities totaled approximately $73.6 million and cash provided by financing activities totaled approximately $48.8 million.

     Capital expenditures were $11.0 million, $9.4 million and $4.7 million in 1998, 1997 and 1996, respectively. The Company has budgeted capital expenditures for 1999 of approximately $9.6 million. Major 1999 expenditures include productivity improvement and information systems projects. These expenditures are expected to enable the Company to increase operating efficiency, reduce costs, further improve product quality and more effectively support the Company's information needs.

     Proceeds from the issuance of common stock were approximately $.2 million, $.3 million and $25.8 million in 1998, 1997 and 1996, respectively. These proceeds reflect the initial public offering in April 1996 and the exercise of stock options issued to certain key employees.

     Long-term debt, including current maturities, at December 31, 1998, totaled $84.0 million, which primarily consisted of $21.4 million of senior notes (the "Senior Notes"), $54.5 outstanding on the Company's revolving credit facility, subordinated promissory notes totaling $4.5 million issued in conjunction with an acquisition, and capital lease obligations totaling $3.5 million.

     On March 12, 1998, the Company entered into a five year revolving credit facility (the "Revolver") with a major bank. The Revolver, which is unsecured, provides for borrowings and the issuance of letters of credit up to $60.0 million through March 11, 2001, $50.0 million from March 12, 2001 through March 11, 2002, and $40.0 million from March 12, 2002 through March 11, 2003. The terms of the facility call for an interest rate, at the Company's option to be based upon an adjusted LIBOR rate or the prime rate. Adjustment factors for the LIBOR rate are based upon certain financial ratios, as defined, with a specified ceiling (LIBOR +1.375%) and floor (LIBOR +.875%). The Revolver requires that certain financial conditions and ratios be maintained, restrict the level of dividend payments and contains cross-default provisions with the Company's other borrowing facilities. The Revolver requires a fee of .25%, payable quarterly, on the unused portion of the facility. At December 31, 1998, borrowings of $54.5 million were outstanding, $2.0 million of letters of credit were outstanding and $3.5 million was available under the Revolver.

THE YEAR 2000 ISSUE

     The Company has assessed how it may be impacted by Year 2000 issues and has formulated and commenced implementation of a plan to address both its information technology ("IT") and non-IT systems issues. This plan involves a combination of hardware and software modifications, upgrades and replacements, including implementation of a new software package which will not only address the Year 2000 issues but provide additional business process functionality in the future. The Company is approximately 50% complete with its modifications, upgrades and replacements. The Company currently expects testing of the elements of its plan to be completed by July 1, 1999, and plan implementation with respect to all significant operations completed by August 31, 1999.

     The Company has surveyed its suppliers and reviewed its customers to identify and resolve any Year 2000 issues that may arise with such customers and suppliers, but the Company currently does not believe that any such issues will have a material effect on its operations or financial results.

     The Company currently estimates that the cost of Year 2000 compliance for its information systems, combined with capital expenditures for hardware and software involving functionality improvements will approximate $6.0 million, of which approximately $3.7 million has already been incurred. Approximately 80% of the remaining expenditures are expected to be capitalized.

     The Company is in the process of establishing a worst-case scenario and written contingency plans to address any issues that could arise should the Company or any of its suppliers or customers not be prepared to accommodate Year 2000 issues timely. The Company believes that in an emergency it could revert to the use of manual systems that do not rely on computers and could perform the minimum functions required to provide information reporting to maintain satisfactory control of its business. Should the Company have to utilize manual systems, it is uncertain that it could maintain the same level of operations, and the result could have a material adverse effect on its operations or financial results. The Company intends to maintain constant surveillance on this situation and develop more practicable contingency plans as may be required by the changing environment.

INFLATION

     Inflation has not had a material net impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

SELECTED QUARTERLY OPERATING RESULTS AND SEASONALITY

     Historically, the Company's operations have experienced seasonal variations. Generally, the Company's net sales of caskets are highest in the first quarter and lowest in the third quarter of each year. These fluctuations are due in part to the seasonal variance in the death rate, with a greater number of deaths generally occurring in cold weather months, and the timing of the Company's annual manufacturing facility vacation shutdowns, which occur primarily in the third quarter. The Company's memorialization sales seasonally lag the Company's casket business, and are highest in the second quarter, coinciding with the Memorial Day holiday, and lowest in the first quarter. In addition, casket and memorialization products operating results can vary between quarters of the same or different years due to, among other things, fluctuations in the number of deaths, changes in product mix, and the timing of annual price increases relative to changes in costs. As a result, the Company experiences variability in its operating results on a quarterly basis, which may make quarterly year-to-year comparisons less meaningful.

     The following table sets forth certain unaudited income statement data for each quarter of 1998 and 1997.

                                                             QUARTER ENDED
                                           --------------------------------------------------
                                           MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                           --------    -------    ------------    -----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Net sales...............................   $55,154     $60,680      $ 58,352        $56,009
Gross profit............................    16,797      17,595        15,239         16,070
Operating income........................     7,572       6,270         4,500          4,373
Net income..............................     4,418       2,899         1,810          1,663
Earnings per common share:
     Basic..............................       .50         .33           .20            .19
     Diluted............................       .48         .32           .20            .19
1997
Net sales...............................   $45,551     $45,611      $ 40,413        $47,115
Gross profit............................    12,276      12,057        11,192         13,021
Operating income........................     6,481       5,245         2,989          5,392
Net income..............................     3,956       3,206         1,792          3,109
Earnings per common share:
     Basic..............................       .47         .37           .20            .35
     Diluted............................       .46         .36           .20            .34

FORWARD-LOOKING STATEMENTS

     This Form 10-K includes forward-looking statements. Such statements are based upon management's current expectations and assumptions. Important factors that could cause actual results to differ materially from those in forward-looking statements included herein include, among others, customer demands and the Company's reaction to such demands, changes in mortality and/or cremation rates, further consolidation in the funeral service industry, fluctuations in the prices of raw materials and other manufacturing costs and the availability of debt and/or equity financing options.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item 8 are incorporated under
Item 14 in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Proposal No. 1 -- Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act of 1934, as amended (the "Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item as to the management of the Company is hereby incorporated by reference from the information appearing under the caption "Compensation Tables" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Common Stock Outstanding and Principal Holders Thereof" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Transactions" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)  1 FINANCIAL STATEMENTS

     The following financial statements and the Report of Independent Public Accountants are filed as a part of this report on the pages indicated.

                                        PAGE
                                        ----
Report of Independent Public
Accountants..........................   F-2
Consolidated Balance Sheets as of
  December 31, 1998 and 1997.........   F-3
Consolidated Statements of Income for
  the Years Ended
  December 31, 1998, 1997 and 1996...   F-4
Consolidated Statements of
  Stockholders' Equity for the Years
  Ended
  December 31, 1998, 1997 and 1996...   F-5
Consolidated Statements of Cash Flows
  for the Years Ended
  December 31, 1998, 1997 and 1996...   F-6
Notes to the Consolidated Financial
  Statements.........................   F-7

     (A)  2 FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedule and the Report of Independent Public Accountants on Financial Statement Schedule are included in this report on the pages indicated:

                                        PAGE
                                        ----
Report of Independent Public
Accountants on Financial Statement
Schedule.............................   F-2
Financial Statement Schedule
          II -- Valuation and
          Qualifying Accounts........   S-1

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

        EXHIBIT
         NUMBER                IDENTIFICATION OF EXHIBITS
----------------------------------------------------------------
           3.1       -- Certificate of Incorporation dated
                        January 22, 1996 (incorporated by
                        reference to Exhibit 3.1 to the
                        Company's Registration Statement on Form
                        S-1 [Reg. No. 333-00846]) ("Form S-1")
           3.2       -- Bylaws (incorporated by reference to
                        Exhibit 3.2 to Form S-1)
           4.1       -- Specimen Common Stock Certificate
                        (incorporated by reference to Exhibit
                        4.1 to Form S-1)
          10.1       -- Agreement between York Casket Company-IN
                        and District Lodge 90, and Local Lodge
                        No. 2532 of the International
                        Association of Machinists and Aerospace
                        Workers, AFL-CIO dated June 12, 1995
                        (incorporated by reference to Exhibit
                        10.2 to Form S-1)
          10.2       -- Senior Note Purchase Agreement among The
                        York Group, Inc. and The Variable
                        Annuity Life Insurance Company dated
                        June 30, 1994 (incorporated by reference
                        to Exhibit 10.8 to Form S-1)
          10.3       -- Credit Agreement among The York Group,
                        Inc., ABN-AMRO Bank, N.V., Houston
                        Agency and certain financial
                        institutions dated March 12, 1998
                        (incorporated by reference to Exhibit
                        10.17 to the Company's Annual Report on
                        Form 10-K for the year ended December
                        31, 1997) ("1997 Form 10-K")
          10.4       -- 1990 Stock Incentive Plan (incorporated
                        by reference to Exhibit 10.10 to Form
                        S-1)
          10.5       -- 1991 Stock Incentive Plan (incorporated
                        by reference to Exhibit 10.11 to Form
                        S-1)
          10.6       -- 1996 Employee Stock Option Plan
                        (incorporated by reference to Exhibit
                        10.12 to Form S-1)
          10.7       -- 1996 Independent Director Stock Option
                        Plan (incorporated by reference to
                        Exhibit 10.13 to Form S-1)
          10.8       -- The York Group, Inc. Nonqualified
                        Deferred Compensation Plan (incorporated
                        by reference to Exhibit 10.13 to the
                        Company's Annual Report on Form 10-K for
                        the year ended December 31, 1996)
          10.9       -- Employment Agreement between The York
                        Group, Inc. and Gerald D. Runnels dated
                        January 17, 1997 (incorporated by
                        reference to Exhibit 10.12 to the Com-
                        pany's 1997 Form 10-K)
          10.10      -- The York Group, Inc. Non-Employee
                        Director Cash and Equity Compensation
                        Plan (incorporated by reference to
                        Exhibit 10.1 to the Company's Quarterly
                        Report on Form 10-Q for the quarter
                        ended June 30, 1997)
          10.11      -- Form of Distribution Agreement
                        (incorporated by reference to Exhibit
                        10.14 to the Company's 1997 Form 10-K)
          10.12      -- Distribution Agreement between The York
                        Group, Inc. and Artco Casket Company,
                        Inc. dated effective January 1, 1997
                        (incorporated by reference to Exhibit
                        10.14 to the Company's 1997 Form 10-K)
          10.13      -- Agreement and Plan of Merger by and
                        among The York Group, Inc., Colonial
                        Guild Acquisitions Corp., and Colonial
                        Guild, Ltd. dated February 17, 1998
                        (incorporated by reference to Exhibit
                        2.1 of the Company's Current Report on
                        Form 8-K dated March 25, 1998)
          21.1       -- Subsidiaries of the Registrant
          23.1       -- Consent of Arthur Andersen LLP
          27.1       -- Financial Data Schedule

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

March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                         TITLE                        DATE
------------------------------------------------------  -------------------------------------   ---------------
                 /s/ROBERT T. RAKICH                    Chairman of the Board                   March 30, 1999
                   ROBERT T. RAKICH
                  /s/BILL W. WILCOCK                    President, Chief Executive              March 30, 1999
                   BILL W. WILCOCK                        Officer and Director (Principal
                                                          Executive Officer)
                   /s/DAVID F. BECK                     Vice President Finance,                 March 30, 1999
                    DAVID F. BECK                         Chief Financial Officer and
                                                          Treasurer (Principal Financial
                                                          and Accounting Officer)
                  /s/BRUCE E. ELDER                     Director                                March 30, 1999
                    BRUCE E. ELDER
                   /s/ELDON P. NUSS                     Director                                March 30, 1999
                    ELDON P. NUSS
                 /s/KIRK P. PENDLETON                   Director                                March 30, 1999
                  KIRK P. PENDLETON
                 /s/ROGER W. SEVEDGE                    Director                                March 30, 1999
                   ROGER W. SEVEDGE
                  /s/PAUL B. WILSON                     Director                                March 30, 1999
                    PAUL B. WILSON

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                        PAGE
                                        ----

CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Public
      Accountants....................   F-2

     Consolidated Balance Sheets as
      of December 31, 1998 and
      1997...........................   F-3

     Consolidated Statements of
      Income for the Years Ended
      December 31, 1998,
       1997 and 1996.................   F-4

     Consolidated Statements of
      Stockholders' Equity for the
      Years Ended
       December 31, 1998, 1997 and
      1996...........................   F-5

     Consolidated Statements of Cash
      Flows for the Years Ended
      December 31, 1998,
       1997 and 1996.................   F-6

     Notes to the Consolidated
      Financial Statements...........   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of The York Group, Inc.:

     We have audited the accompanying consolidated balance sheets of The York Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The York Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
March 19, 1999

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                            DECEMBER 31,
                                       ----------------------
               ASSETS                     1998        1997
                                       ----------  ----------
CURRENT ASSETS:
  Cash and cash equivalents..........  $    3,449  $   15,478
  Trade accounts and notes
     receivable, net of allowance for
     doubtful accounts and returns
     and allowances of $3,854 and
     $3,117, respectively
       Stockholders and affiliates...       5,706       5,128
       Other.........................      26,418      16,857
  Inventories, net...................      34,841      36,325
  Prepaid expenses...................       2,984       1,228
  Deferred tax assets................       5,826       4,506
                                       ----------  ----------
          Total current assets.......      79,224      79,522
PROPERTY, PLANT AND EQUIPMENT, net...      60,226      38,718
GOODWILL, net........................      62,200      10,867
DEFERRED COSTS AND OTHER ASSETS,
  net................................       7,614       1,438
                                       ----------  ----------
          Total assets...............  $  209,264  $  130,545
                                       ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term
     debt............................  $    4,718  $    3,608
  Accounts payable...................       8,018       6,613
  Accrued expenses...................      16,179      12,694
                                       ----------  ----------
          Total current
        liabilities..................      28,915      22,915
                                       ----------  ----------
LONG-TERM DEBT, net of current
  portion............................      79,267      25,925
                                       ----------  ----------
OTHER NONCURRENT LIABILITIES.........       7,822         870
                                       ----------  ----------
DEFERRED TAX LIABILITIES.............       8,173       5,188
                                       ----------  ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
     1,000,000 shares authorized and
     unissued........................      --          --
  Common stock, $.01 par value,
     25,000,000 shares authorized;
     8,930,950 and 8,906,950 shares
     issued and outstanding,
     respectively....................          89          89
  Additional paid-in capital.........      40,390      40,209
  Cumulative foreign currency
     translation adjustment..........        (103)     --
  Retained earnings..................      44,711      35,349
                                       ----------  ----------
          Total stockholders'
        equity.......................      85,087      75,647
                                       ----------  ----------
          Total liabilities and
        stockholders' equity.........  $  209,264  $  130,545
                                       ==========  ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               YEAR ENDED DECEMBER 31,
                                          ----------------------------------
                                             1998        1997        1996
                                          ----------  ----------  ----------
NET SALES (including sales to
  stockholders and affiliates of $48,555
  in 1998, $50,426 in 1997 and $74,886
  in 1996)..............................  $  230,195  $  178,690  $  149,178
COST OF SALES...........................     164,494     130,144     116,408
                                          ----------  ----------  ----------
          Gross profit..................      65,701      48,546      32,770
OTHER OPERATING EXPENSES................      42,986      28,439      13,359
                                          ----------  ----------  ----------
          Operating income..............      22,715      20,107      19,411
OTHER INCOME (EXPENSE):
     Interest income....................         647       1,679       1,673
     Interest expense...................      (5,379)     (2,329)     (2,656)
                                          ----------  ----------  ----------
                                              (4,732)       (650)       (983)
                                          ----------  ----------  ----------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM....................      17,983      19,457      18,428
INCOME TAX PROVISION....................       7,193       7,394       6,907
                                          ----------  ----------  ----------
INCOME BEFORE EXTRAORDINARY ITEM........      10,790      12,063      11,521
EXTRAORDINARY ITEM, net of applicable
  income
  taxes of $442.........................          --          --        (736)
                                          ----------  ----------  ----------
NET INCOME..............................  $   10,790  $   12,063  $   10,785
                                          ==========  ==========  ==========
EARNINGS PER SHARE:
     Basic:
          Income before extraordinary
             item.......................  $     1.21  $     1.38  $     1.53
                                          ==========  ==========  ==========
          Net income....................  $     1.21  $     1.38  $     1.43
                                          ==========  ==========  ==========
     Diluted:
          Income before extraordinary
             item.......................  $     1.19  $     1.34  $     1.46
                                          ==========  ==========  ==========
          Net income....................  $     1.19  $     1.34  $     1.37
                                          ==========  ==========  ==========
     Shares used in computing earnings
       per share:
          Basic.........................       8,922       8,712       7,518
                                          ==========  ==========  ==========
          Diluted.......................       9,085       8,979       7,874
                                          ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                ACCUMULATED
                                              COMMON STOCK       ADDITIONAL        OTHER
                                           ------------------     PAID-IN      COMPREHENSIVE    RETAINED
                                            SHARES      VALUE     CAPITAL         INCOME        EARNINGS
                                           ---------    -----    ----------    -------------    ---------
BALANCE AT DECEMBER 31, 1995............   5,901,119    $ 59      $  2,435        $    --        $ 16,264
     Common stock issued:
          Proceeds from initial public
             offering, net of issuance
             costs......................   2,145,000      21        25,311             --              --
          Exercise of common stock
             options....................     176,000       2           438             --              --
          Acquisitions..................     165,000       2         2,762             --              --
     Net income.........................          --      --            --             --          10,785
     Dividends declared ($.245 per
       share)...........................          --      --            --             --          (2,007)
                                           ---------    -----    ----------    -------------    ---------
BALANCE AT DECEMBER 31, 1996............   8,387,119      84        30,946             --          25,042
     Common stock issued:
          Exercise of common stock
             options....................      26,500      --           265             --              --
          Acquisitions..................     493,331       5         8,998             --              --
     Net income.........................          --      --            --             --          12,063
     Dividends declared ($.16 per
       share)...........................          --      --            --             --          (1,756)
                                           ---------    -----    ----------    -------------    ---------
BALANCE AT DECEMBER 31, 1997............   8,906,950      89        40,209             --          35,349
     Exercise of common stock options...      24,000      --           181             --              --
     Net income.........................          --      --            --             --          10,790
     Dividends declared ($.16 per
       share)...........................          --      --            --             --          (1,428)
     Foreign currency translation
       adjustment.......................          --      --            --           (103)             --
                                           ---------    -----    ----------    -------------    ---------
BALANCE AT DECEMBER 31, 1998............   8,930,950    $ 89      $ 40,390        $  (103)       $ 44,711
                                           =========    =====    ==========    =============    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                          1998        1997        1996
                                       ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................  $   10,790  $   12,063  $   10,785
  Adjustments to reconcile net income
     to net cash provided by
     operating activities --
  Depreciation and amortization......       8,518       5,212       4,092
  Provision for doubtful accounts and
     returns and allowances..........         370         104         (86)
  Loss on disposition of property,
     plant and equipment.............          95         187          68
  Deferred income tax (benefit)
     provision.......................        (263)       (644)        165
  Write-off of debt discount.........          --          --       1,178
  Decrease/(increase) in:
     Trade accounts and notes
       receivable....................      (5,689)     (1,459)        541
     Inventories.....................       5,889      (4,714)      1,172
     Prepaid expenses................        (162)      1,168      (1,188)
     Deferred tax assets.............       1,211      (1,416)       (340)
     Deferred costs and other
       assets........................      (6,506)     (1,012)        356
  Increase/(decrease) in:
     Accounts payable................        (648)     (2,328)       (842)
     Accrued expenses................      (1,844)       (731)        845
     Other noncurrent liabilities....       1,086       2,059        (152)
                                       ----------  ----------  ----------
          Net cash provided by
          operating activities.......      12,847       8,489      16,594
                                       ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections of notes receivable....         360         637         286
  Capital expenditures...............      (7,294)     (9,376)     (4,717)
  Acquisitions, net of cash acquired
     of $17,582, $3,525 and $49,
     respectively....................     (66,696)     (9,825)       (167)
                                       ----------  ----------  ----------
          Net cash used in investing
          activities.................     (73,630)    (18,564)     (4,598)
                                       ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
     stock, net of issuance costs....         181         265      25,749
  Proceeds from issuance of long-term
     debt............................      77,000          --          --
  Repayments of long-term debt and
     capitalized lease obligations...     (26,896)     (4,896)    (14,905)
  Dividends paid.....................      (1,428)     (1,756)     (1,814)
                                       ----------  ----------  ----------
          Net cash provided by (used
          in) financing activities...      48,857      (6,387)      9,030
                                       ----------  ----------  ----------
EFFECTS OF EXCHANGE RATE CHANGES ON
  CASH...............................        (103)         --          --
                                       ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................     (12,029)    (16,462)     21,026
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR............................      15,478      31,940      10,914
                                       ----------  ----------  ----------
CASH AND CASH EQUIVALENTS, END OF
  YEAR...............................  $    3,449  $   15,478  $   31,940
                                       ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
     Purchases of equipment under
       capital leases................  $    3,722  $       --  $       --
                                       ==========  ==========  ==========
     Reductions of lease receivables
       through application of earned
       rebates.......................  $      438  $       --  $       --
                                       ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of The York Group, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

  NATURE OF OPERATIONS

     The Company manufactures caskets, casket components, metal vaults and bronze commemorative products primarily in the United States and sells those products primarily for use domestically. The Company also sells and leases merchandising and product assortment planning displays, and provides architectural and interior design services.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

  REVENUE RECOGNITION

     The Company recognizes revenue when products are shipped and services are rendered.

  CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 1998 and 1997, cash equivalents represented commercial paper and an interest in cash management funds that invest in government securities which are subject to daily redemption.

  INVENTORIES

     The Company values wood product, metal stamping and casket product inventories using the LIFO method. All other inventories are valued using the FIFO method (see Note 12).

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost and include alterations and betterments which improve or extend useful lives. Maintenance and repairs are reflected in operations as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the various assets. Estimated useful lives range from 15 to 20 years for buildings and building improvements and 5 to 10 years for machinery, equipment, furniture and fixtures. Depreciation expense for the periods ended December 31, 1998, 1997 and 1996 was $6.2 million, $4.5 million and $3.7 million, respectively. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in results of operations.

  GOODWILL

     Goodwill represents cost in excess of the fair value of net assets acquired in acquisitions and is being amortized on a straight-line basis, generally for periods of 25 years for distribution operations and 40 years

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

for manufacturing operations. Amortization expense recognized during 1998, 1997 and 1996 was approximately $1,500,000, $560,000 and $248,000, respectively, and accumulated amortization was $2.6 million and $1.1 million at December 31, 1998 and 1997, respectively.

  DEFERRED COSTS AND OTHER ASSETS

     Deferred costs include financing costs related to debt issuance which are amortized over the terms of the borrowings on a straight-line basis. Other assets include the long-term portion of notes and leases receivable.

  LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards ("SFAS")
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company evaluates the recoverability of property and equipment and intangible assets if facts and cirsumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  ACCRUED REBATES

     The Company offers price discounts to funeral homes participating in programs for volume purchases. In addition, the Company had a supply agreement with Service Corporation International ("SCI") that required price discounts (see Note 10). The cost of these programs is based on a percentage of the distributors' selling prices. Discounts and rebates are estimated and reported as a reduction of sales at the time the Company's products are sold.

  INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, a current tax liability or asset is recognized for the estimated taxes payable or refundable as reported in the Company's Federal and state tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences. Deferred taxes are determined based upon current tax laws and rates and any impact from changes in these tax regulations and rates is recorded in the period when the related change is enacted.

  EARNINGS PER SHARE

     Earnings per share data for all periods presented has been computed pursuant to SFAS No. 128, "Earnings Per Share" which requires a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock (see Note 7).

     A reconciliation of weighted-average shares outstanding to shares used in computing diluted EPS is as follows:

                                             1998         1997         1996
                                          -----------  -----------  -----------
Weighted-average shares outstanding.....    8,922,040    8,712,496    7,517,662
Dilutive securities consisting of
  options and convertible debt..........      163,142      266,193      356,238
                                          -----------  -----------  -----------
Shares used in computing diluted EPS....    9,085,182    8,978,689    7,873,900
                                          ===========  ===========  ===========

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  NEW ACCOUNTING PRONOUNCEMENTS

     Effective December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" (see Note 8). The provisions of SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, but does not change the measurement or recognition of these plans.

     In July 1997, SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", was issued. SFAS No. 131 requires certain financial and supplementary information to be discussed on an annual and interim basis for each reportable segment of an enterprise.

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company has 1998 comprehensive income of $10.7 million, consisting of net income and foreign currency translation adjustment. The only component of 1997 and 1996 comprehensive income for the Company was net income.

  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 financial statements contained herein to conform to the classifications presented in 1998.

2.  ACQUISITIONS:

     On January 17, 1997, the Company acquired substantially all of the business assets and assumed the associated debts and liabilities of Houston Casket Company, Inc. ("Houston Casket"), a casket distributor with operations in Texas and New Mexico. The acquisition was accounted for using the purchase method of accounting. The purchase price of approximately $9.1 million consisted of $1.9 million in cash, $2.5 million of subordinated promissory notes, $2.0 million of convertible subordinated promissory notes and the assumption of $2.7 million of debt. The excess of purchase price over net assets acquired amounted to approximately $4.9 million and is being amortized on a straight-line basis over 25 years. In addition, the two shareholders of Houston Casket entered into five year non-competition agreements, the cost of which is recognized ratably over the term of the agreements.

     On May 13, 1997, the Company acquired all of the outstanding shares of West Point Casket Company, Inc., a manufacturer and distributor of caskets and metal burial vaults. The merger was accounted for using the purchase method of accounting. The excess of purchase price over net assets acquired amounted to approximately $1.4 million and is being amortized on a straight-line basis over 25 years. The $17 million purchase price consisted of $7.8 million in cash and 493,331 shares of The York Group, Inc. common stock valued at $9.2 million.

     On October 31, 1997, the Company acquired substantially all of the operating assets and assumed the associated liabilities of Sacramento Casket Company, Inc., a casket distributor serving northern California. The acquisition was accounted for using the purchase method of accounting. The purchase price consisted of $3.2 million in cash. The excess of purchase price over net assets acquired amounted to approximately $2.2 million and is being amortized on a straight-line basis over 25 years.

     On March 16, 1998, the Company acquired all of the outstanding shares of Colonial Guild, Ltd., a leading manufacturer of bronze memorialization and commemorative products, with 1997 annual revenues of approximately $40 million. The purchase price of approximately $78.6 million was financed using available cash and the Company's line of credit facility entered into on March 12, 1998 (see Note 4). The acquisition was accounted for as a purchase and the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the dates of acquisition. The excess of purchase

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

price over net assets acquired amounted to approximately $49.5 million and is being amortized on a straight-line basis over 40 years.

     On February 20, 1998, the Company acquired certain assets and assumed certain liabilities of Laurel-Bargo Vault Company, a metal vault manufacturer, for $1.8 million in cash. On May 22, 1998, the Company acquired the outstanding stock of Puget Sound Casket Co. and Oregon Casket Company, Inc., casket distributors, for a total cash consideration of $1.2 million. On June 1, 1998, the Company acquired substantially all of the operating assets and assumed the associated liabilities and debt of Cercueil Lauziere, Inc., a Canadian wood casket manufacturer, for $.8 million in cash. These acquisitions were accounted for using the purchase method of accounting. The excess of the total purchase prices over net assets acquired amounted to approximately $2.7 million and is being amortized on a straight-line basis over 15 to 40 years.

     Pro forma unaudited consolidated operating results of the Company and the acquired companies for the years ended December 31, 1998 and 1997, assuming the acquisitions had been made as of January 1, 1997, are summarized and included in the table below. Permitted pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable and expected to have a continuing impact. Pro forma adjustments reflecting anticipated "efficiencies" in operations resulting from a transaction are, under most circumstances, not permitted. As a result of the limitations imposed with regard to the types of permitted pro forma adjustments, the Company believes that this unaudited pro forma information is not indicative of future results of operations, nor the results of historical operations had the acquisitions been consummated as of the assumed dates.

                  PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

                                                     COLONIAL
                                           AS         GUILD,
                                        REPORTED       LTD.        OTHERS      TOTAL
                                       ----------    ---------     -------   ----------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
December 31, 1998
     Net sales.......................  $  230,195     $  8,161     $ 2,772   $  241,128
     Net income......................      10,790       (1,080)          3        9,713
     Basic earnings per share........        1.21         (.12)         --         1.09
     Diluted earnings per share......        1.19         (.12)         --         1.08
December 31, 1997
     Net sales.......................  $  178,690     $ 40,076     $17,997   $  236,763
     Net income......................      12,063          973           1       13,037
     Basic earnings per share........        1.38          .09          --         1.47
     Diluted earnings per share......        1.34          .09          --         1.43

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  NOTES AND LEASES RECEIVABLE:

     Long-term notes and leases included in deferred costs and other assets, bear interest at 7% to 12% with maturities through 2005. Unearned income related to leases receivable is approximately $1.0 million at December 31, 1998. Gross annual maturities, by calendar year, are as follows:

                                        NOTES RECEIVABLE     LEASES RECEIVABLE
                                        -----------------    ------------------
                                                    (IN THOUSANDS)
1999.................................        $   357              $    888
2000.................................            179                   900
2001.................................             88                   977
2002.................................             58                   820
2003.................................             50                 1,142
Thereafter...........................             37                   597
                                        -----------------    ------------------
                                                 769                 5,324
Less current portion.................            357                   888
                                        -----------------    ------------------
          Total long-term notes and
          leases receivable..........        $   412              $  4,436
                                        =================    ==================

4.  LONG-TERM DEBT:

     Long-term debt and capitalized lease obligations consisted of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Senior notes.........................  $  21,429  $  25,000
Unsecured revolving credit
  facility...........................     54,500         --
Convertible subordinated promissory
  notes, interest rate 6%, due
  January 2000, conversion price
  $22.00.............................      2,000      2,000
Subordinated promissory notes,
  interest rate 7.5%, due 2000.......      2,500      2,500
Capitalized lease obligations........      3,440         --
Other, interest rates of 6.58% to
  9.25%..............................        116         33
                                       ---------  ---------
                                          83,985     29,533
Less current portion.................      4,718      3,608
                                       ---------  ---------
          Total long-term debt and
          capitalized lease
          obligations................  $  79,267  $  25,925
                                       =========  =========

     On June 30, 1994, the Company completed the private placement of $25.0 million of senior notes (the "Senior Notes") with an insurance company. The Senior Notes, which are unsecured, have a final maturity of June 30, 2004 and provide for a fixed interest rate of 7.87% per annum. Interest is payable semi-annually in arrears, with principal payments due in seven equal annual installments which began on June 30, 1998. The Senior Notes require that certain financial conditions and ratios be maintained and restrict the level of dividend payments and additional borrowings. Further, the Senior Notes contain cross-default provisions with the Company's other borrowing facilities.

     On March 12, 1998, the Company entered into a five year revolving credit facility (the "Revolver") with several banks. The Revolver, which is unsecured, provides for borrowings and the issuance of letters of credit up to $60.0 million through March 11, 2001, $50 million from March 12, 2001 through March 11, 2002, and $40.0 million from March 12, 2002 through March 11, 2003. The terms of the facility call for an interest rate, at the Company's option to be based upon an adjusted LIBOR rate or the prime rate.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Adjustment factors for the LIBOR rate, which was approximately 5.63% at December 31, 1998, are based upon certain financial ratios, as defined, with a specified ceiling (LIBOR+1.375%) and floor (LIBOR+.875%). The Revolver requires that certain financial conditions and ratios be maintained, restrict the level of dividend payments and contains cross-default provisions with the Company's other borrowing facilities. The Revolver requires a fee of .25%, payable quarterly, on the unused portion of the facility. At December 31, 1998, borrowings of $54.5 million were outstanding, $2.0 million of letters of credit were outstanding and $3.5 million was available under the Revolver.

     The convertible subordinated promissory notes and the subordinated promissory notes were issued in connection with the Company's acquisition of Houston Casket in January 1997, and are due January 2000 (see Note 9).

     The Company is obligated under capital leases for the purchase of information systems hardware and software. The leases are for terms of three to five years at an effective interest rate of approximately 7.0%.

     Aggregate annual maturities of debt and capitalized lease obligations, by calendar year, are as follows:

                                                           CAPITALIZED
                                                              LEASE
                                             DEBT          OBLIGATIONS
                                        --------------    -------------
                                                (IN THOUSANDS)
1999.................................      $  3,604          $ 1,375
2000.................................         8,154            1,301
2001.................................         3,571            1,027
2002.................................         3,571              150
2003.................................        58,071               75
Thereafter...........................         3,574           --
                                        --------------    -------------
                                             80,545            3,928
Less amount representing interest....       --                   488
                                        --------------    -------------
                                           $ 80,545          $ 3,440
                                        ==============    =============

     Interest paid during 1998, 1997 and 1996 totaled approximately $5.2 million, $2.3 million and $3.7 million, respectively.

     The estimated fair value of the Company's long-term debt and all other financial instruments at December 31, 1998 approximates the carrying value. The fair value was estimated using market interest rates for similar types of instruments.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  INCOME TAXES:

     The components of income tax expense are as follows:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Current:
     Federal.........................  $   7,033  $   7,233  $   6,242
     State...........................        378        805        500
                                       ---------  ---------  ---------
                                           7,411      8,038      6,742
                                       ---------  ---------  ---------
Deferred:
     Federal.........................       (198)      (530)       143
     State...........................        (20)      (114)        22
                                       ---------  ---------  ---------
                                            (218)      (644)       165
                                       ---------  ---------  ---------
                                       $   7,193  $   7,394  $   6,907
                                       =========  =========  =========

     Deferred tax assets and liabilities result from temporary differences between the financial statement and tax bases of assets and liabilities. The significant components of deferred tax assets and liabilities are as follows:

                                              DECEMBER 31,
                                          --------------------
                                            1998       1997
                                          ---------  ---------
                                             (IN THOUSANDS)
Deferred tax assets:
     Environmental reserves.............  $     485  $     544
     Accounts and notes receivable
       reserves.........................      1,295      1,084
     Inventory capitalization...........        458        355
     Employee benefit accruals..........        553        649
     Rebate reserves....................      1,442      1,026
     Deferred revenue...................      1,440     --
     Other..............................      1,528        848
                                          ---------  ---------
          Gross deferred tax assets.....      7,201      4,506
                                          ---------  ---------

Deferred tax liabilities:
     Depreciable and amortizable
       assets...........................     (6,577)    (3,450)
     LIFO reserves......................       (571)      (166)
     Other..............................     (2,400)    (1,572)
                                          ---------  ---------
          Gross deferred tax
             liabilities................     (9,548)    (5,188)
                                          ---------  ---------
          Net deferred tax
             liabilities................  $  (2,347) $    (682)
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

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation between the Federal statutory rate and the Company's effective tax rate is as follows:

                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                            1998       1997       1996
                                          ---------  ---------  ---------
Federal statutory rate..................       35.0%      35.0%      34.6%
State income taxes, net of Federal tax
  benefit...............................        1.3        2.1        1.8
Non-deductible goodwill.................        2.4        0.3        0.1
Miscellaneous other non-deductible
  expenses..............................        1.3        0.6        1.0
                                          ---------  ---------  ---------
                                               40.0%      38.0%      37.5%
                                          =========  =========  =========

     Cash paid for income taxes during 1998, 1997 and 1996 was $7.0 million, $7.5 million and $7.1 million, respectively.

6.  COMMITMENTS AND CONTINGENCIES:

  OPERATING LEASES

     The Company leases certain office and warehouse facilities and data processing and transportation equipment under noncancelable operating leases. The leases vary from periods of one to six years. In most cases, operating leases contain renewal options. The leases generally provide that the Company shall pay for utilities, insurance, taxes and maintenance.

     The annual payments for operating leases, by calendar year, are as follows:

                                           (IN THOUSANDS)
                                           --------------
1999....................................       $1,752
2000....................................        1,366
2001....................................        1,238
2002....................................        1,020
2003....................................          826
Thereafter..............................        1,715
                                           --------------
          Total minimum lease
             payments...................       $7,917
                                           ==============

     The Company's rental expense under operating leases for the years ended December 31, 1998, 1997 and 1996 amounted to $3.3 million, $2.6 million and $1.8 million, respectively.

  DEFINED CONTRIBUTION PLANS

     The Company maintains three defined contribution plans for eligible employees, as defined. Company contributions to the plans totaled $749,000, $514,000 and $424,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

  COMMEMORATIVE PRODUCTS

     The Company's commemorative products segment manufactures memorial products under a program where the basic memorial is produced and sold currently with completion of the memorial taking place at the time of need. A pro rata portion of the selling price and related profit are deferred currently and included in other noncurrent liabilities until the memorial is completed.

  ENVIRONMENTAL MATTERS

     In 1991, the Georgia Department of Natural Resources (the "GDNR") issued a Notice of Violation -- Consent Order alleging that the Company's Lawrenceville, Georgia facility was storing and treating hazardous wastes without a permit and allegedly had violated certain other hazardous waste regulations in

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the operation of its electroplating line and associated wastewater treatment system. On November 8, 1991, the Company and the GDNR entered into a Consent Order (the "1991 Order") in settlement of the allegations. The 1991 Order was subsequently amended in 1994 to reflect the plan to conduct closure under Georgia laws and rules of the alleged waste management unit or units at the facility and to require some additional remediation, monitoring and investigation commitments on the Company's part. The GDNR approved the revised closure plan and post-closure plan for the facility in August 1995. Moreover, the GDNR issued a Hazardous Waste Facility Permit effective September 27, 1995, to document these post-closure care requirements. The Company has provided financial assurance in the form of a letter of credit in the amount of approximately $.9 million to secure its post-closure obligations.

     At December 31, 1998, the Company had an accrual of approximately $1.2 million for the estimated future costs to complete the implementation of the revised plan. The accrual is based on management's best estimate of the closure costs to be incurred, which was developed predicated on the information available to date and the advice of an independent environmental consultant. It is possible that the remediation costs could be different than the accrual due to unforeseen factors that arise as the closure occurs and due to the length of time during which monitoring activities will be conducted. Accordingly, the reserve will be adjusted, if necessary, as information becomes available indicating that higher or lower remediation costs will be incurred.

  INSURANCE

     The Company participates in a retrospectively rated workers' compensation insurance agreement. In the opinion of management the Company has adequately accrued for all liabilities arising from this agreement based upon the total incremental amount that would be paid based upon experience to date. The Company has a letter of credit outstanding in the amount of $1.1 million, which expires October 31, 1999, related to this agreement. As of December 31, 1998, no amounts have been drawn against this letter of credit.

     The Company is also self-insured for a certain portion of annual healthcare costs. Management believes the Company's accrual for estimated potential claim costs to satisfy the deductible and self-insurance provisions of the insurance policies for claims occurring through December 31, 1998 to be adequate.

  OTHER MATTERS

     The Company has filed an action on a sworn account against a former customer, to collect amounts past due on invoices for products sold and delivered by the Company to the customer in the amount of approximately $4.8 million. In addition, the customer has filed a declaratory judgement action against the Company seeking a judgement declaring that the Company entered into a supply agreement with them and that the Company breached such contract. Both matters are currently in the discovery process. The company intends to vigorously pursue its action against the customer and intends to aggressively defend the customer's action against it. No meaningful evaluation of outcome can be made of either case at this time; however, the Company does not expect the outcome of either case to have a material adverse effect on the Company's financial position or results of operations.

     The Company is a party to various other claims and legal proceedings generally incidental to its business. Although the ultimate disposition of these proceedings is not presently determinable, management does not believe that ultimate settlement of any or all of such proceedings will have a material adverse effect upon the financial condition or results of operations of the Company.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  STOCKHOLDERS' EQUITY:

  STOCK OPTIONS

     The 1990 Stock Incentive Plan (the "1990 Plan") and the 1991 Stock Incentive Plan (the "1991 Plan") permitted the grant of options to purchase shares and also the award of shares. The 1990 and 1991 Plans were designed as an incentive for key employees and directors. Exercise prices of options were determined by the Board of Directors within the provisions of the 1990 and 1991 Plans. Options generally vest over a three to five year period and expire 10 years from the date of grant.

     In 1996, the stockholders approved the adoption of two new stock option plans, the 1996 Employee Stock Option Plan (the "1996 Employee Plan") and the 1996 Independent Director Stock Option Plan (the "1996 Director Plan"), which replaced the 1990 and 1991 Plans. With the approval of the 1996 plans, no additional shares may be granted under the 1990 or 1991 Plans. The 1996 Employee Plan was amended in 1998 to increase the number of shares of common stock for which options may be granted.

     The 1996 Employee Plan, as amended, is designed as an incentive for key employees. The plan permits the grant of options to purchase shares. The maximum number of shares of common stock for which options may be issued is 900,000 shares through January 24, 2006, the plan termination date. Exercise prices and vesting periods of options are determined by the Board of Directors within the provisions of the plan. The Board of Directors determined the exercise price of the options granted to be equal to the fair market value of the stock at the date of grant. Options expire 10 years from the date of grant.

     The 1996 Director Plan is designed as incentive for independent members of the Board of Directors. The plan permits the grant of options to purchase shares. The maximum number of shares of common stock for which options may be issued is 50,000 shares through January 24, 2006, the plan termination date. Exercise prices of options granted were equal to the fair market value of the stock at the date of grant. The sale of shares issued upon exercise of options shall not be allowed until at least six months after the date the option is granted. Options granted under the 1996 Director Plan expire 10 years from the date of grant.

     There are no stock awards or stock appreciation rights outstanding under the 1990, 1991, 1996 Employee or 1996 Director Plans as of December 31, 1998.

     The Company accounts for these stock option plans in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and, accordingly, no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                 1998                      1997                      1996
                                        ----------------------    ----------------------    ----------------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
     As reported.....................          $ 10,790                  $ 12,063                  $ 10,785
     Pro forma.......................            10,427                    11,749                    10,565
Basic EPS:
     As reported.....................              1.21                      1.38                      1.43
     Pro forma.......................              1.17                      1.35                      1.41
Diluted EPS:
     As reported.....................              1.19                      1.34                      1.37
     Pro forma.......................              1.15                      1.31                      1.34

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the status of the Company's four stock option plans at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                                     1998                         1997                          1996
                                           -------------------------    -------------------------    --------------------------
                                                        WEIGHTED-                    WEIGHTED-                     WEIGHTED-
                                                         AVERAGE                      AVERAGE                       AVERAGE
                                           SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                           -------    --------------    -------    --------------    --------    --------------
Outstanding at beginning of year........   587,400        $14.44        508,500        $12.41         238,000        $ 3.35
Granted.................................    86,278         16.95        140,250         20.71         461,500         13.06
Exercised...............................   (24,000)         7.58        (26,500)         8.09        (176,000)         2.50
Expired/Canceled........................   (28,400)        15.64        (34,850)        15.10         (15,000)         6.00
                                           -------                      -------                      --------
Outstanding at end of year..............   621,278         14.99        587,400         14.44         508,500         12.41
                                           =======                      =======                      ========
Options exercisable at year end.........   246,349                      155,266                        83,333
                                           =======                      =======                      ========
Weighted-average fair value of options
  granted during the year...............   $  5.74                      $  5.50                      $   3.85

     Ten thousand of the 621,278 options outstanding at December 31, 1998 have an exercise price equal to their weighted-average exercise price of $6.50, a weighted-average remaining contractual life of 7.0 years and all 10,000 of those shares are exercisable. The remaining 611,278 options have exercise prices of $13.00 to $21.25 with a weighted-average exercise price of $15.13 and a remaining contractual life of 7.7 years; 236,349 of these are exercisable with a weighted-average exercise price of $14.22.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998: risk-free interest rate of 5.6%; expected annual dividend yield of $.16 per share; expected life of five years; and expected volatility of 31.7%.

  RECAPITALIZATION

     On January 24, 1996, the stockholders voted to reincorporate the Company in the State of Delaware and issued four shares of the new company for each share outstanding of the old company. This transaction has been accounted for as a stock split and all shares and per share information has been restated for all periods presented.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.  PENSION PLAN:

     Substantially all employees of Colonial Guild are eligible to participate in a defined benefit plan.

     The following table sets forth the funded status and amounts included in other assets in the Company's consolidated balance sheet at December 31, 1998 relating to the Company's defined benefit pension plan:

                                           (IN THOUSANDS)
Changes in benefit obligation:
     Benefit obligations at
       acquisition......................       $ 4,373
     Service cost.......................           284
     Interest cost......................           279
     Actuarial losses...................            15
     Benefits paid......................          (121)
                                           ---------------
          Benefit obligation at December
             31.........................       $ 4,830
                                           ===============
Change in plan assets:
     Fair value of plan assets at
       acquisition......................       $ 5,551
     Actual return on plan assets.......            66
     Company contribution...............           217
     Benefits paid......................          (121)
                                           ---------------
          Fair value of plan assets at
             December 31................       $ 5,713
                                           ===============
     Funded status of the plan..........       $   883
     Unrecognized actuarial gains.......          (194)
     Unrecognized prior service cost....           120
     Unrecognized net transition
       obligation.......................           (52)
                                           ---------------
          Prepaid pension cost..........       $   757
                                           ===============

     1998 net pension cost included the following components for the period during which the Company owned Colonial Guild:

                                           (IN THOUSANDS)

Service cost-benefits earned during the
period..................................       $   284
Interest cost on projected benefit
obligations.............................           279
Actual return on plan assets............           (66)
Net deferrals...........................          (222)
                                           ---------------
          Net periodic pension costs....       $   275
                                           ===============

     Weighted average assumptions underlying the actuarial computations are as follows:

Discount rate...........................         7.00%
Expected return on plan assets..........         8.00%
Rate of compensation increase...........         4.00%

9.  RELATED PARTY TRANSACTIONS:

  TRADE TRANSACTIONS WITH STOCKHOLDERS

     During the years ended December 31, 1998, 1997, and 1996, the Company purchased goods and services from certain stockholders amounting to $6.2 million, $6.2 million and $3.0 million, respectively.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

At December 31, 1998 and 1997, the Company had trade liabilities to stockholders of $96,000 and $176,000, respectively.

     The Company has a management agreement with a stockholder to operate both a textile warehouse and delivery service and a plastic injection molding operation. The stockholder provides manufacturing/warehouse space, utilities, direct and supervisory labor, consultation and marketing services. The Company is charged fees based on certain sales volumes. During 1998, 1997 and 1996, the Company paid the stockholder and recognized as operating expense $470,000, $463,000 and $426,000, respectively, under this agreement.

  OTHER TRANSACTIONS

     The Company acquired the business assets and assumed the associated liabilities of Houston Casket on January 17, 1997 (see Note 2). In connection with the acquisition, the Company issued $2.0 million of convertible subordinated promissory notes and $2.5 million of subordinated promissory notes to Houston Casket (see Note 4). Interest expense related to these notes was $308,000 and $295,000 for the years ended December 31, 1998 and 1997, respectively. The Company's Vice President National Accounts, International Sales and Distributor Relations was a director of the Company and a significant stockholder of Houston Casket at the time of the acquisition.

     The Company had a $750,000 note receivable from Yorktowne Caskets, Inc. ("Yorktowne"), a stockholder, which bore interest at prime plus 1.5%, called for monthly principal payments of $12,500 plus accrued interest, with the remaining principal and any accrued interest thereon due February 1, 1999. The promissory note was subordinate to Yorktowne's senior bank debt. The note was paid in full during 1997. Interest income from the note was $16,000 and $39,000 for the years ended December 31, 1997 and 1996, respectively. The Company's Executive Vice President is a significant stockholder of Yorktowne.

     The Company had a note receivable from Hamilton Distributing Company ("Hamilton"). The note, which bore interest at prime plus 2%, called for monthly principal payments of $3,373 plus accrued interest. The remaining principal balance of $588,000 was forgiven in 1996 as a portion of the consideration for the Company's acquisition of Hamilton. Interest income from the note was $46,000 for the year ended December 31, 1996. The Company's former Vice President Sales and Marketing was a majority stockholder of Hamilton at the time of the acquisition.

     In connection with the 1994 acquisition of Kenco Manufacturing, Inc., the Company entered into a non-competition agreement with the former owner, the Company's former Vice President Manufacturing/Stamping, which calls for ten annual payments of $138,000, which began in December 1993.

10.  SCI SUPPLY AGREEMENT:

     Through 1998, the Company was involved in a supply agreement (the "Supply Agreement") with an affiliate of SCI. The Supply Agreement required the purchase of specific annual dollar volumes of the Company's caskets and expired at the end of 1998. Sales under the Supply Agreement were made through the Company's distributors at a discount to list price, and accounted for approximately 17%, 22% and 23% of the Company's net sales in 1998, 1997 and 1996, respectively.

     In February 1998, SCI informed the Company that beginning in 1999 it would purchase substantially all of its casket requirements from another supplier. On a pro forma basis, assuming no sales to SCI, the Company's sales for 1998 would have been approximately $191.6 million (unaudited), and its operating income for 1998 would have been approximately $15.1 million (unaudited). Pro forma adjustments do not reflect anticipated changes in operations. The Company believes that this unaudited pro forma information is not necessarily indicative of future operations, nor the results of historical operations had the loss of SCI business been effective as of January 1, 1998.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  EXTRAORDINARY ITEM:

     In 1996, the Company repaid its $11.0 million Series A Note, which was originally issued at a discount. The early extinguishment of this debt resulted in an extraordinary charge of $736,000, net of tax, or $.10 per share basic and $.09 per share diluted, related to the write-off of the unamortized discount.

12.  SUPPLEMENTARY INFORMATON:

     The detail of certain balance sheet accounts was as follows:

                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Inventories:
  Raw materials......................  $  13,204  $  10,123
  Work in process....................      2,807      4,039
  Finished goods.....................     18,830     22,163
                                       ---------  ---------
                                       $  34,841  $  36,325
                                       =========  =========
  Replacement value..................  $  37,645  $  38,100
                                       =========  =========

     The Company values substantially all of its metal stamping and casket product inventories and its wood product inventories under the LIFO method, which approximates 74% of consolidated inventories. All other inventories are valued under the FIFO method of inventory. The difference between the LIFO value and replacement value of inventory is $2.8 million and $1.8 million at December 31, 1998 and 1997, respectively. During the years ended December 31, 1998 and 1997, the effect on income from LIFO decrements was immaterial.

                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Property, plant and equipment:
  Land and improvements..............  $   4,819  $   3,825
  Buildings and improvements.........     19,806     12,721
  Equipment..........................     56,745     38,245
  Construction-in-progress...........      6,144      5,003
                                       ---------  ---------
                                          87,514     59,794
  Less accumulated depreciation......     27,288     21,076
                                       ---------  ---------
     Property, plant and equipment,
       net...........................  $  60,226  $  38,718
                                       =========  =========
Accrued expenses:
  Accrued rebates....................  $   4,295  $   5,117
  Accrued compensation...............      4,832      3,396
  Accrued insurance..................      1,694        801
  Other accrued expenses.............      5,358      3,380
                                       ---------  ---------
                                       $  16,179  $  12,694
                                       =========  =========

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  SEGMENT INFORMATION:

     In accordance with SFAS No. 131, the Company identified its reporting segments based on its internal reporting of strategic business units. The products within each segment require substantially different manufacturing processes, are marketed to different customer bases and have different economic characteristics.

     The Company's Casket Segment includes the manufacturing and distribution operations of a wide variety of metal, wood and other caskets, caskets components and metal burial vaults. The Company's Commemorative Products Segment produces and sells products, primarily cast bronze, which are used to commemorate people, places and events. The All Other Segment includes the Company's fleet operations, architectural services, merchandising products and services, and corporate expenses. Product transfers between industry segments are not material.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates segment performance based upon operating income.

     Financial information regarding the Company's segments is presented below:

                                          1998        1997        1996
                                       ----------  ----------  ----------
Net Sales:
     Caskets.........................  $  182,484  $  173,485  $  145,502
     Commemorative Products..........      37,796          --          --
     All other.......................       9,915       5,205       3,676
                                       ----------  ----------  ----------
          Consolidated net sales.....  $  230,195  $  178,690  $  149,178
                                       ==========  ==========  ==========
Operating Income:
     Caskets.........................  $   31,139  $   32,827  $   27,678
     Commemorative Products..........       6,646          --          --
     All other.......................     (15,070)    (12,720)     (8,267)
                                       ----------  ----------  ----------
          Consolidated operating
             income..................  $   22,715  $   20,107  $   19,411
                                       ==========  ==========  ==========
Depreciation and Amortization:
     Caskets.........................  $    5,927  $    4,870  $    3,909
     Commemorative Products..........       1,972          --          --
     All other.......................         619         342         183
                                       ----------  ----------  ----------
          Consolidated depreciation
             and amortization........  $    8,518  $    5,212  $    4,092
                                       ==========  ==========  ==========
Total Assets:
     Caskets.........................  $  106,952  $  101,142  $   63,525
     Commemorative Products..........      74,700          --          --
     All other.......................      27,612      29,403      39,371
                                       ----------  ----------  ----------
          Consolidated assets........  $  209,264  $  130,545  $  102,896
                                       ==========  ==========  ==========
Capital Expenditures (including cost
  of acquisitions):
     Caskets.........................  $    4,567  $   10,250  $    4,629
     Commemorative Products..........      16,830          --          --
     All other.......................       6,452       2,788         460
                                       ----------  ----------  ----------
          Consolidated capital
             expenditures............  $   27,849  $   13,038  $    5,089
                                       ==========  ==========  ==========

              THE YORK GROUP, INC. AND SUBSIDIARIES -- SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                           BALANCE AT      AMOUNTS                              BALANCE AT
                                            BEGINNING     CHARGED TO                               END
              DESCRIPTION                    OF YEAR       EXPENSE      OTHER     DEDUCTIONS     OF YEAR
----------------------------------------   -----------    ----------    ------    ----------    ----------
December 31, 1998:
     Allowance for doubtful accounts and
       returns and allowances...........     $ 3,117        $   --      $  424      $  (57)       $3,484
     Allowance for notes receivable.....         100           170          --          --           270
     Allowance for leases receivable....          --           200          --          --           200
December 31, 1997:
     Allowance for doubtful accounts and
       returns and allowances...........     $ 1,829        $  104      $1,437      $ (253)       $3,117
     Allowance for notes receivable.....         100            --          --          --           100
December 31, 1996:
     Allowance for doubtful accounts and
       returns and allowances...........     $ 1,659        $    7      $  219      $  (56)       $1,829
     Allowance for notes receivable.....         100            --          --          --           100

                                                                    EXHIBIT 21.1

                            LIST OF SUBSIDIARIES OF
                              THE YORK GROUP, INC.

             SUBSIDIARY                   STATE OF INCORPORATION
-------------------------------------  -----------------------------
Cercueil Lauzi \e re, Inc............  New Brunswick, Canada
Colonial Guild, Ltd..................  West Virginia
Colonial Trade Company, Inc..........  Delaware
Dixie Vault Company, Inc.............  Alabama
Dixie Vault Trade Company, Inc.......  Delaware
Doody Trade Company, Inc.............  Delaware
Elder Davis Trade Company, Inc.......  Delaware
Elder Davis, Inc.....................  Indiana
Gorham Bronze, Ltd...................  South Carolina
Oregon Brass Works...................  Oregon
Oregon Casket Company, Inc...........  Oregon
Puget Sound Casket Co................  Washington
Sheidow Bronze Corporation...........  West Virginia
T.Y.G. Company, Inc..................  Delaware
T.Y.G. Trade Company, Inc............  Delaware
T.Y.G. Trade II Company, Inc.........  Delaware
The Doody Group, Inc.................  Delaware
The Williamsburg Companies, Inc......  West Virginia
The York Children's Foundation.......  Texas
West Point Casket Co., Inc...........  Delaware
West Point Trade Company, Inc........  Delaware
York Acquisition Corp. III...........  Delaware
York Agency, Inc.....................  Delaware
York-Brenner Casket Co...............  Delaware
Yorktowne Acquisition Corp...........  Delaware