Form 10-Q
period 1999-03-31
YORK GROUP INC \DE\
filed 1999-05-17
CIK 1007084

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                       For the period ended March 31, 1999

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

YES_X___  NO____



The number of shares outstanding of the registrant's common stock as of May 14, 1999 was 8,930,950.

                              THE YORK GROUP, INC.

                                      INDEX

                                                                           PAGE
                                                                           ----
Part I. Financial Information

        Item 1.Financial Statements

               Consolidated Balance Sheets -
                       March 31, 1999 (Unaudited) and December 31, 1998...   2

               Condensed Consolidated Statements of Income (Unaudited) -
                       Three months ended March 31, 1999 and 1998.........   3

               Consolidated Statements of Cash Flows (Unaudited) -
                       Three months ended March 31, 1999 and 1998.........   4

               Notes to Consolidated Financial Statements (Unaudited).....  5-7

                       Item 2. Management's Discussion and Analysis
                                      of Results of Operations and
                                      Financial Condition.................  8-10

               Part II. Other Information

                       Item 6. Exhibits and Reports on Form 8-K...........  11


               Signature..................................................  12

                              THE YORK GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          MARCH 31,   DECEMBER 31,
         ASSETS                                             1999         1998
                                                         -----------  -----------
                                                         (UNAUDITED)  (AUDITED)
Current assets:
  Cash and cash equivalents ...........................  $   1,126    $   3,449
  Trade accounts and notes receivable, net of allowance
     for doubtful accounts and returns and allowances
     of $3,919 in 1999 and $3,854 in 1998
        Stockholders and affiliates ...................      5,522        5,706
        Other .........................................     26,181       26,418
  Inventories, net ....................................     37,786       34,841
  Prepaid expenses ....................................      2,640        2,984
  Deferred tax assets .................................      5,910        5,826
                                                         ---------    ---------

        Total current assets ..........................     79,165       79,224
                                                         ---------    ---------

Property, plant and equipment, net ....................     61,596       60,226
Goodwill, net .........................................     61,755       62,200
Deferred costs and other assets, net ..................     10,151        7,614
                                                         ---------    ---------

        Total assets ..................................  $ 212,667    $ 209,264
                                                         =========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ...................  $   9,627    $   4,718
  Accounts payable ....................................      9,451        8,018
  Accrued expenses ....................................     17,983       16,179
                                                         ---------    ---------

        Total current liabilities .....................     37,061       28,915
                                                         ---------    ---------

Long-term debt, net of current portion ................     72,016       79,267
                                                         ---------    ---------

Other noncurrent liabilities ..........................      8,281        7,822
                                                         ---------    ---------

Deferred tax liabilities ..............................      8,061        8,173
                                                         ---------    ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized and unissued ..........................       --           --
  Common stock, $.01 par value, 25,000,000 shares
     authorized; 8,930,950 shares issued and
     outstanding ......................................         89           89
  Additional paid-in capital ..........................     40,390       40,390
  Cumulative foreign currency translation adjustment ..       (100)        (103)
  Retained earnings ...................................     46,869       44,711
                                                         ---------    ---------

        Total stockholders' equity ....................     87,248       85,087
                                                         ---------    ---------

        Total liabilities and stockholders' equity ....  $ 212,667    $ 209,264
                                                         =========    =========

  The accompanying notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                         1999          1998
                                                      --------      --------
Net sales (including sales to stockholders and
   affiliates of $12,753 and $13,296,
   respectively) .................................    $ 54,575      $ 55,154

Cost of sales ....................................      37,020        38,357
                                                      --------      --------

          Gross profit ...........................      17,555        16,797

Other operating expenses .........................      11,904         9,225
                                                      --------      --------

          Operating income .......................       5,651         7,572

Interest expense, net ............................      (1,426)         (389)
                                                      --------      --------

Income before income taxes .......................       4,225         7,183

Income tax provision .............................       1,710         2,765
                                                      --------      --------

Net income .......................................    $  2,515      $  4,418
                                                      ========      ========

Shares used in computing earnings per share:
        Basic ....................................       8,931         8,907
                                                      ========      ========
        Diluted ..................................       9,037         9,154
                                                      ========      ========

Earnings per share:

        Basic ....................................    $   0.28      $   0.50
                                                      ========      ========

        Diluted ..................................    $   0.28      $   0.48
                                                      ========      ========

  The accompanying notes are an integral part of these financial statements.

                            THE YORK GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                (UNAUDITED)
                                                          THREE MONTHS
                                                        ENDED MARCH 31,
                                                       -------------------
                                                         1999       1998
                                                       ---------   -------
Cash flows from operating activities:

        Net income .....................................   $  2,515    $  4,418
        Adjustments to reconcile net income to net
        cash
          provided by operating activities -
          Depreciation and amortization ................      2,654       1,434
          Deferred income tax (benefit) ................       (112)       (409)
          Loss on disposition of property, plant
          and equipment ................................          5          37
          Provision for doubtful accounts ..............         34          32
          Decrease/(increase) in:
           Trade accounts and notes receivable .........        163      (2,771)
           Inventories .................................     (2,945)     (1,313)
           Prepaid expenses ............................        344        (214)
           Deferred costs and other assets .............     (2,887)       (926)
          Increase/(decrease) in:
           Accounts payable ............................      1,559         373
           Accrued expenses ............................      1,823       2,376
           Other liabilities ...........................        462         946
                                                           --------    --------

           Net cash provided by operating
           activities ..................................      3,615       3,983
                                                           --------    --------

Cash flows from investing activities:
        Capital expenditures ...........................     (1,731)     (2,420)
        Collection of notes receivable .................         79          79
        Acquisitions, net of cash acquired of
          $17,541 in 1998 ..............................       --       (62,201)
                                                           --------    --------

           Net cash used in investing activities........     (1,652)    (64,542)
                                                           --------    --------

Cash flows from financing activities:
        Dividends paid .................................       (357)       (357)
        Repayments of long-term debt ...................     (3,929)    (14,516)
        Proceeds from issuance of long-term debt .......       --        67,000
                                                           --------    --------

           Net cash provided by (used in)
           financing activities ........................     (4,286)     52,127
                                                           --------    --------

Net (decrease) in cash and cash equivalents ............     (2,323)     (8,432)

Cash and cash equivalents, beginning of period .........      3,449      15,478
                                                           --------    --------

Cash and cash equivalents, end of period ...............   $  1,126    $  7,046
                                                           ========    ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:

      Purchases of equipment under capital leases ......   $  1,587    $   --
                                                           ========    ========
      Reductions of lease receivables through
application of earned rebate ...........................   $    145    $   --
                                                           ========    ========


  The accompanying notes are an integral part of these financial statements.

                                    THE YORK GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The York Group, Inc. and subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's December 31, 1998 audited financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K. In the opinion of the Company, all adjustments and eliminations, consisting only of normal and recurring adjustments, necessary to present fairly the consolidated financial statements have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year.

2.  SUPPLEMENTAL INFORMATION
                                                    March 31,  December 31,
                                                      1999        1998
                                                    -------     -------
                                                  (in thousands)
Inventories:
  Raw materials ..................................  $11,141     $13,204
  Work in process ................................    2,743       2,807
  Finished goods .................................   23,902      18,830
                                                    -------     -------
        Inventories, net .........................  $37,786     $34,841
                                                    =======     =======

Property, Plant and Equipment:
  Land and improvements ..........................  $ 4,819     $ 4,819
  Building and improvements ......................   19,960      19,806
  Equipment ......................................   62,696      56,745
  Construction-in-progress .......................    3,350       6,144
                                                    -------     -------
                                                     90,825      87,514

  Less: accumulated depreciation .................   29,229      27,288
                                                    -------     -------
        Property, plant and equipment, net........ $ 61,596     $60,226
                                                    =======     =======

3.  EARNINGS PER SHARE

Earnings per share data for all periods presented has been computed pursuant to SFAS No. 128, "Earnings Per Share" which requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At March 31, 1999 the Company had options outstanding for the purchase of an aggregate of 686,178 shares of common stock.

A reconciliation of weighted-average shares outstanding to shares used in computing diluted EPS is as follows:

                                                          1999            1998
                                                       ---------       ---------

Weighted-average shares outstanding ............       8,930,950       8,906,950
Dilutive securities consisting of
 options and convertible debt ..................         105,609         247,107
                                                       ---------       ---------
Shares used in computing diluted EPS ...........       9,036,559       9,154,057
                                                       =========       =========


4.  SEGMENT INFORMATION

SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", requires certain financial and supplementary information to be discussed on an annual and interim basis for each reportable segment of an enterprise. In accordance with SFAS No. 131, the Company identified its reporting segments based on its internal reporting of strategic business units. The products within each segment require substantially different manufacturing processes, are marketed to different customer bases and have different economic characteristics.

The Company's Casket Segment includes the manufacturing and distribution operations of a wide variety of metal, wood and other caskets, caskets components and metal burial vaults. The Company's Commemorative Products Segment produces and sells products, primarily cast bronze, which are used to commemorate people, places and events. The All Other Segment includes the Company's fleet operations, architectural services, merchandising products and services, and corporate expenses. Product transfers between industry segments are not material. The Company evaluates segment performance based upon operating income.

Interim financial information regarding the Company's segments is presented below:

                                          THREE MONTHS ENDED MARCH 31,
                                                1999        1998
                                             ---------   ---------
Net Sales:
   Caskets................................   $  40,885   $  50,309
   Commemorative Products.................      10,913       2,458
   All other..............................       2,777       2,387
                                             ---------   ---------

     Consolidated net sales...............   $  54,575   $  55,154
                                             =========   =========

Operating Income:
   Caskets................................   $   8,080   $  10,793
   Commemorative Products.................       1,865         415
   All other..............................      (4,294)     (3,636)
                                             ---------   ---------

     Consolidated operating income........   $   5,651   $   7,572
                                             =========   =========

5.  COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company has 1999 comprehensive income of $2.5 million, consisting of net income and foreign currency translation adjustment. The only component of 1998 comprehensive income for the Company was net income.

6.  SUBSEQUENT EVENTS

On April 19, 1999, the Company acquired all of the outstanding common stock of Star Manufacturing Corporation, an assembler of metal caskets, for $4 million, of which $2 million was paid at closing and $2 million is payable in one year. On April 30, 1999, the Company acquired all of the outstanding common stock of OMC Industries, a manufacturer of cast metal signage products, for approximately $3.6 million in cash. Both acquisitions will be accounted for using the purchase method of accounting. Pro forma results of operations have not been presented as the effects of the acquisitions are not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The Company is the second largest casket manufacturer in the United States and produces a wide variety of caskets, casket components and burial vaults. During March, 1998, the Company acquired Colonial Guild, Ltd. thus becoming a major manufacturer of commemorative products. The Company's finished caskets are marketed through a network of Company and privately owned distributors, which serve domestic funeral homes, as well as certain foreign markets. Burial vaults are sold directly to funeral home and cemetery operators as well as to privately owned distributors. The Company's commemorative memorial products are sold directly to cemetery operators, monument dealers and funeral homes, and its architectural signage products are sold primarily to sign and trophy dealers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

First quarter 1999 sales decreased $.6 million, or 1.0%, from the same period in 1998. Casket Segment sales declined approximately $9.4 million, or 18.7%, to $40.9 million in 1999 from $50.3 million in 1998. The decline reflects the end of a casket supply agreement with Service Corporation International, effective December 31, 1998, offset partially by an increase in casket sales to independent distributors, and an increase in casket sales to independent funeral homes by Company owned distribution operations. Casket sales increased at a rate slightly greater than the approximate 1.0% quarter over quarter growth in the number of deaths between 1998 and 1999. Sales of the Commemorative Products Segment increased approximately $8.4 million, reflecting a full quarter's activity in 1999 of Colonial Guild, Ltd., which was acquired in mid-March 1998. Sales in the All Other Segment increased approximately $.4 million with the increase attributable to sales of merchandising systems.

First quarter gross profit increased $.8 million, or 4.5%, to $17.6 million in 1999 compared to $16.8 million in 1998, and increased as a percentage of sales to 32.2% from 30.5% in 1998. Gross profit was positively affected by an increase in gross profit from the Commemorative Products Segment which was included for a full quarter in 1999. However, gross profit of the Caskets Segment declined primarily as a result of the loss of SCI revenues, including the effect of lost volume on fixed cost absorption.

Other operating expenses increased $2.7 million or, 29.0%, to $11.9 million from $9.2 million in 1998, and increased as a percentage of sales to 21.8% from 16.7% in 1998. The increase primarily reflects increased expenses as a result of the Commemorative Products Segment being included for a full quarter in 1999, as well as increased corporate staff expenses, ERP training and information systems maintenance expenses. The Commemorative Products Segment generally incurs a higher level of other operating expenses than the Company's Casket Segment.

Net interest expense increased $1.0 million from 1998 to $1.4 million. This increase reflects the increased leverage required by the Colonial Guild and other cash acquisitions, as well as the effects of increased cash requirements to finance YMS sales. Interest paid during the first quarter of 1999 and 1998 was approximately $.9 million and $.1 million, respectively.

Pretax income decreased $3.0 million to $4.2 million in 1999. The Company's effective tax rate increased to 40.5% in 1999 from 38.5% in the 1998 quarter, reflecting primarily the effect of non-deductible expenses, primarily goodwill from the Colonial Guild acquisition. Cash paid for income taxes during the first quarter of 1999 and 1998 was $.1 million and $2.7 million, respectively.

Net income decreased $1.9 million to $2.5 million in 1999, and both basic and diluted earnings per share were $.28 in 1999 compared to $.50 and $.48, respectively, in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1.1 million at March 31, 1999, representing a decrease of $2.3 million from December 31, 1998. During the first quarter of 1999, cash flows from operations totaled approximately $3.6 million, cash used in investing activities totaled approximately $1.7 million and cash used in financing activities totaled $4.3 million.

Capital expenditures were $1.7 million and $2.4 million in the first quarter of 1999 and 1998, respectively. The Company has budgeted capital expenditures for 1999 of approximately $9.6 million. Major 1999 expenditures include information systems projects and equipment additions which are anticipated to improve productivity. These expenditures are expected to enable the Company to increase operating efficiency, reduce costs, further improve product quality and more effectively support the Company's information needs.

Long-term debt, including current maturities, at March 31, 1999, totaled $81.6 million, which primarily consisted of $51 million drawn on the Company's revolving credit facility, $21.4 million of senior notes (the "Senior Notes"), subordinated promissory notes totaling $4.5 million issued in conjunction with an acquisition and capital lease obligations totaling $4.7.

Management believes that current cash balances, cash flows from operations and the remaining borrowing capacity available under the Revolver are sufficient to meet the Company's anticipated capital expenditures and other operating requirements for the foreseeable future. However the Company may need to obtain additional capital to finance its acquisition strategy.

THE YEAR 2000 ISSUE

The Company has assessed how it may be impacted by Year 2000 issues and has formulated and commenced implementation of a plan to address both its information technology ("IT") and non-IT systems issues. This plan involves a combination of hardware and software modifications, upgrades and replacement, including implementation of a new software package which will not only address the Year 2000 issues but provide additional business process functionality in the future. The Company is approximately 50% complete with its modifications, upgrades and replacements. The Company currently expects testing of its plan to be completed by July 1, 1999, and plan implementation with respect to all significant operations completed by August 31, 1999.

The Company has surveyed its suppliers and reviewed its customers to identify and resolve any Year 2000 issues that may arise with such customers and suppliers, but the Company currently does not believe that any such issues will have a material effect on its operations or financial results.

The Company currently estimates that the cost of Year 2000 compliance for its information systems, combined with capital expenditures for hardware and software involving functionality improvements will approximate $6.0 million, of which approximately $5.0 million has already been incurred. Approximately 80% of the remaining expenditures are expected to be capitalized.

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

SELECTED QUARTERLY OPERATING RESULTS AND SEASONALITY

Historically, the Company's operations have experienced seasonal variations with net sales are highest in the first quarter and lowest in the third quarter of each year. These fluctuations are due in part to the seasonal variance in the death rate, with a greater number of deaths generally occurring in cold weather months, and the timing of the Company's annual manufacturing facility vacation shutdowns, which occur primarily in the third quarter. However, with the acquisition of Colonial Guild, Ltd. in March 1998, the Company's historical seasonal variations have changed. Colonial Guild's sales are generally highest in the second and third quarters, reflecting the timing of traditional memorialization holidays (Memorial Day and Veterans Day). Therefore, the differing seasonal variations in the Company's casket and commemorative products segments tend to result in a more even seasonal pattern than has been the Company's history. However, operating results vary between quarters of the same or different years due to, among other things, fluctuations in the number of deaths, changes in product mix, and the timing of annual price increases relative to changes in costs. As a result, the Company will continue to experience variability in its operating results on a quarterly basis, which may make quarterly year-to-year comparisons less meaningful.

FORWARD-LOOKING STATEMENTS

 This Form 10-Q includes forward-looking statements. Such statements are based upon management's current expectations and assumptions. Important factors that could cause actual results to differ materially from those in forward-looking statements included herein include, among others, customer demands and the Company's reaction to such demands, changes in mortality and/or cremation rates, further consolidation in the funeral service industry, and fluctuations in the prices of raw materials and other manufacturing costs and the availability of debt and/or equity financing options.

PART II. OTHER INFORMATION

               Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               27 - Financial data schedule

        (b)    Reports on Form 8-K
               None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 14, 1999                    THE YORK GROUP, INC.




                                By:   /s/ DAVID F. BECK
                                      David F. Beck
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and Duly
                                      Authorized Officer)