Form 10-Q
period 1999-06-30
YORK GROUP INC \DE\
filed 1999-08-23
CIK 1007084

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                       For the period ended June 30, 1999

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ____TO____

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

YES  [X]     NO [ ]

The number of shares outstanding of the registrant's common stock as of August 12, 1999 was 8,940,950.

                      THE YORK GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE
                                                                           ----
Part I.  Financial Information

         Item 1.Financial Statements

               Condensed Consolidated Balance Sheets -
                       June 30, 1999 (Unaudited) and December 31, 1998.......2

               Condensed Consolidated Statements of Income (Unaudited) -
                       Three and six months ended June 30, 1999 and 1998.....3

               Condensed Consolidated Statements of Cash Flows (Unaudited) -
                       Six months ended June 30, 1999 and 1998...............4

               Notes to Condensed Consolidated Financial
                       Statements (Unaudited)..............................5-7

         Item 2. Management's Discussion and Analysis of Results
                        of Operations and Financial Condition..............8-11

Part II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders........12

         Item 6. Exhibits and Reports on Form 8-K...........................12

Signature...................................................................13

                    THE YORK GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       JUNE 30,      DECEMBER 31,
                            ASSETS                                       1999            1998
                                                                       ---------     ------------
                                                                      (UNAUDITED)      (AUDITED)
                                                                       ---------     ------------
Current assets:
   Cash and cash equivalents ......................................    $     261     $      3,449
   Trade accounts and notes receivable, net of allowance
   for doubtful accounts and returns and allowances of
   $4,219 in 1999 and $3,854 in 1998:
     Stockholders and affiliates ..................................        4,397            5,706
     Other ........................................................       27,899           26,418
   Inventories, net ...............................................       36,115           34,841
   Prepaid expenses ...............................................        2,509            2,984
   Deferred tax assets ............................................        5,220            5,826
                                                                       ---------     ------------
     Total current assets .........................................       76,401           79,224
                                                                       ---------     ------------
Property, plant and equipment, net ................................       62,735           60,226
Goodwill and other intangibles, net ...............................       66,690           62,200
Deferred cost and other assets ....................................       10,024            7,614
                                                                       ---------     ------------
   Total assets ...................................................      215,850          209,264
                                                                       =========     ============
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ..............................    $  11,943            4,718
   Accounts payable ...............................................       12,618            8,018
   Accrued expenses ...............................................       14,652           16,179
                                                                       ---------     ------------
     Total current liabilities ....................................       39,213           28,915
                                                                       ---------     ------------
Long-term debt, net of current portion ............................       71,845           79,267
Other noncurrent liabilities ......................................        8,396            7,822
Deferred tax liabilities ..........................................        7,615            8,173
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized and
     unissued .....................................................         --               --
   Common stock, $.01 par value, 25,000,000 shares authorized,
     8,940,950 and 8,930,950 shares issued and outstanding ........           89               89
   Additional paid-in capital .....................................       40,455           40,390
   Cumulative foreign currency translation adjustment .............          (78)            (103)
   Retained earnings ..............................................       48,315           44,711
                                                                       ---------     ------------
     Total stockholders' equity ...................................       88,781           85,087
                                                                       ---------     ------------
   Total liabilities and stockholders' equity .....................    $ 215,850     $    209,264
                                                                       =========     ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                 ----------------------------    ----------------------------
                                                     1999            1998            1999            1998
                                                 ------------    ------------    ------------    ------------
Net sales (including sales to stockholders
   and affiliates of $13,880 and $11,802
   for the three months ended June 30,
   1999 and 1998, respectively, and
   $26,633 and $25,098 for the six
   months ended June 30, 1999 and 1998,
   respectively) .........................       $     50,207    $     60,680    $    104,782    $    115,834

Cost of goods sold .......................             34,118          43,085          71,138          81,442
                                                 ------------    ------------    ------------    ------------
   Gross profit ..........................             16,089          17,595          33,644          34,392
Other operating expenses .................             11,721          11,325          23,625          20,550
                                                 ------------    ------------    ------------    ------------
   Operating income ......................              4,368           6,270          10,019          13,842
Interest expense, net ....................              1,286           1,439           2,712           1,828
                                                 ------------    ------------    ------------    ------------
Income before income taxes ...............              3,082           4,831           7,307          12,014
Income tax provision .....................              1,279           1,932           2,989           4,697
                                                 ------------    ------------    ------------    ------------
Net income ...............................       $      1,803    $      2,899    $      4,318    $      7,317
                                                 ============    ============    ============    ============
Shares used in computing earnings per share:
   Basic .................................              8,934           8,918           8,933           8,913
                                                 ============    ============    ============    ============
   Diluted ...............................              9,028           9,129           9,034           9,229
                                                 ============    ============    ============    ============
Earnings per share:
   Basic .................................       $       0.20    $       0.33    $       0.48    $       0.82
                                                 ============    ============    ============    ============
   Diluted ...............................       $       0.20    $       0.32    $       0.48    $       0.80
                                                 ============    ============    ============    ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                   THE YORK GROUP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                (UNAUDITED)

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                  -----------------------------
                                                                      1999             1998
                                                                  ------------     ------------
Cash flows from operating activities:
       Net income ............................................    $      4,318     $      7,317
       Adjustments to reconcile net income to net cash
        provided by operating activities -
         Depreciation and amortization .......................           5,358            4,234
         Deferred income tax benefit .........................            (486)            (326)
         Loss on disposition of property, plant and equipment             --                 55
         Provision for doubtful accounts .....................            --                 66
         Decrease/(increase) in:
           Trade accounts and notes receivable ...............             351           (3,066)
           Inventories .......................................            (374)            (653)
           Prepaid expenses ..................................             537               60
           Deferred costs and other assets ...................          (4,599)          (1,169)
         Increase/(decrease) in:
           Accounts payable and accrued expenses .............           1,778             (504)
           Other noncurrent liabilities ......................             532             (764)
                                                                  ------------     ------------
           Net cash provided by operating activities .........           7,415            5,250
                                                                  ------------     ------------
Cash flows from investing activities:
        Capital expenditures .................................          (3,298)          (4,465)
        Collections on  notes receivable .....................             103              210
        Acquisitions, net of cash acquired of $507 and $17,582          (4,817)         (66,286)
                                                                  ------------     ------------
           Net cash used in investing activities .............          (8,012)         (70,541)
                                                                  ------------     ------------
Cash flows from financing activities:
        Proceeds from issuance of common stock ...............              65               90
        Repayment of long-term debt ..........................         (11,294)         (18,517)
        Proceeds from issuance of long-term debt .............           9,352           73,500
        Dividends paid .......................................            (714)            (714)
                                                                  ------------     ------------
           Net cash provided by (used in) financing activities          (2,591)          54,359
                                                                  ------------     ------------
Net decrease in cash and cash equivalents ....................          (3,188)         (10,932)

Cash and cash equivalents, beginning of period ...............           3,449           15,478
                                                                  ------------     ------------
Cash and cash equivalents, end of period .....................    $        261     $      4,546
                                                                  ============     ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest .................    $      2,700     $      1,200
                                                                  ============     ============
    Cash paid during the period for income taxes .............    $      2,400     $      5,200
                                                                  ============     ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of The York Group, Inc. and subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1998 audited consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K. In the opinion of the Company's management, all adjustments and eliminations, consisting only of normal and recurring adjustments, necessary to present fairly the condensed consolidated financial statements have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year.

2. ACQUISITIONS

     On April 19, 1999, the Company acquired all of the outstanding common stock of Star Manufacturing Corporation, an assembler of metal caskets, for $4 million, of which $2 million was paid at closing and $2 million is payable in one year. On April 30, 1999, the Company acquired all of the outstanding common stock of OMC Industries, a manufacturer of cast metal signage products, for approximately $3.6 million in cash. Both acquisitions were accounted for using the purchase method of accounting, with resulting goodwill of approximately $5.1 million. Pro forma results of operations have not been presented as the effects of the acquisitions are not significant.

3. SUPPLEMENTAL INFORMATION
                                                    JUNE 30,       DECEMBER 31,
                                                      1999             1998
                                                  ------------     ------------
                                                          (IN THOUSANDS)
Inventories:
  Raw materials ..............................    $     10,176     $     13,204
  Work in process ............................           2,132            2,807
  Finished goods .............................          23,807           18,830
                                                  ------------     ------------
                                                  $     36,115     $     34,841
                                                  ============     ============
Property, Plant and Equipment:
  Land and improvements ......................    $      4,829     $      4,819
  Building and improvements ..................          21,264           19,806
  Equipment ..................................          63,673           56,745
  Construction-in-progress ...................           4,095            6,144
                                                  ------------     ------------
                                                        93,861           87,514
  Less: accumulated depreciation .............          31,126           27,288
                                                  ------------     ------------
                                                  $     62,735     $     60,226
                                                  ============     ============

4. EARNINGS PER SHARE

Earnings per share data for all periods presented has been computed pursuant to SFAS No. 128, "Earnings Per Share" which requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At June 30, 1999 the Company had options outstanding for the purchase of an aggregate of 670,678 shares of common stock of which 584,878 have exercise prices that exceed the average fair value for the three-month and six-month periods ended June 30, 1999.

A reconciliation of weighted-average shares outstanding to shares used in computing diluted EPS is as follows:

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                ----------------------------    ----------------------------
                                                    1999           1998            1999            1998
                                                ------------    ------------    ------------    ------------
                                                                        (IN THOUSANDS)
Weighted-average shares outstanding ........           8,934           8,918           8,933           8,913
Dilutive securities consisting of options
  and convertible debt .....................              94             211             101             316
                                                ------------    ------------    ------------    ------------
Shares used in computing diluted EPS .......           9,028           9,129           9,034           9,229
                                                ============    ============    ============    ============

5.  SEGMENT INFORMATION

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

Interim financial information regarding the Company's segments is presented below:

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                     JUNE 30,                          JUNE 30,
                                          -----------------------------     -----------------------------
                                              1999             1998             1999            1998
                                          ------------     ------------     ------------     ------------
                                                                  (IN THOUSANDS)
Net sales:
  Caskets ............................    $     35,276     $     45,416     $     76,161     $     95,725
  Commemorative Products .............          12,568           12,687           23,481           15,145
  All other ..........................           2,363            2,577            5,140            4,964
                                          ------------     ------------     ------------     ------------
         Consolidated net sales ......    $     50,207     $     60,680     $    104,782     $    115,834
                                          ============     ============     ============     ============
Operating income:
  Caskets ............................    $      5,692     $      8,098     $     13,772     $     18,891
  Commemorative Products .............           2,768            2,100            4,632            2,515
  All other ..........................          (4,092)          (3,928)          (8,385)          (7,564)
                                          ------------     ------------     ------------     ------------
         Consolidated operating income    $      4,368     $      6,270     $     10,019     $     13,842
                                          ============     ============     ============     ============

6.  COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company has comprehensive income of $1.8 million and $4.3 million for the three and six months periods ended June 30, 1999, respectively, consisting of net income and foreign currency translation adjustment. The only component of 1998 comprehensive income for the Company was net income.

7.  DEBT

The Company amended and restated its $60 revolving credit facility in August, 1999. Under the terms of the amended agreement, the facility consists of a $35 million amortizing term loan and a revolving credit facility providing for borrowings and the issuance of letters of credit in an aggregate amount equal to the lesser of $25 million or a borrowing base, as defined. The terms of the facility call for an interest rate to be based, at the Company's option, upon an adjusted LIBOR rate or prime rate. Adjustment factors are based upon certain financial ratios, as defined, with a specified ceiling (LIBOR +2.50%; Prime +1.50%) and floor (LIBOR +1.75%; Prime +.75%). The facility is secured and expires on June 30, 2001. The amended credit facility is secured by substantially all of the Company's assets, including the stock of all the Company's subsidiaries, does not permit the payment of cash dividends under certain circumstances and requires the Company's compliance with certain leverage, net worth and debt service covenants. The facility also contains a limitation on the Company's capital expenditures. The facility and the Senior Notes (which carry an interest rate of 8.37%) are guaranteed by the Company's subsidiaries. The banks and the holder of the Senior Notes have entered into an intercreditor agreement whereby both sets of creditors have a security interest in substantially all of the Company's assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The Company is the second largest casket manufacturer in the United States and produces a wide variety of caskets, casket components and burial vaults. During March 1998, the Company acquired Colonial Guild, Ltd. thus becoming a major manufacturer of commemorative products. The Company's finished caskets are marketed through a network of Company and privately owned distributors, which serve domestic funeral homes, as well as certain foreign markets, principally Canada. Burial vaults are sold directly to funeral home and cemetery operators as well as to privately owned distributors. The Company's commemorative memorial products are sold directly to cemetery operators, monument dealers and funeral homes, and its architectural signage products are sold primarily to sign and trophy dealers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net sales for the three months ended June 30, 1999 were $50.2 million compared to $60.7 million for the same period in 1998. Casket Segment net sales were $35.3 million, a decrease of $10.1 million from $45.4 in the 1998 period. This decline reflects the loss of sales to Service Corporation International ("SCI") in 1999 as a result of the termination as of December 31, 1998 of the supply contract between the Company and SCI, partially offset by a slight increase in sales to independent funeral operations by Company owned distribution operations and an increase in sales to independent distributors of the Company's Casket Segment products. Second quarter net sales of the Company's Commemorative Products Segment were $12.6 million compared to $12.7 million in the comparable 1998 quarter. This modest decline reflects the planned exit from the industrial products business following the closure of the Company's Portland, Oregon foundry in late 1998 and a shift to sales of lower priced memorial products during 1999, partially offset by sales of OMC Industries, Inc., a cast signage manufacturer, which was acquired during the second quarter of 1999. Second quarter 1999 net sales of the All Other Segment, consisting primarily of merchandising display systems, were $2.4 million and were not significantly different from the corresponding period in 1998.

Second quarter 1999 gross profit was $16.1 million compared to $17.6 million during the second quarter of 1998. 1999 Casket Segment gross profit decreased approximately $2.7 million primarily reflecting the loss of sales to SCI. Second quarter 1999 Commemorative Products Segment gross profit increased approximately $1.1 million, reflecting the acquisition of OMC Industries, Inc. during the 1999 period and the efficiencies realized as a result of the closure of the Portland, Oregon foundry and movement of its memorialization business into the segment's other foundry operations. Gross profit of the All Other Segment was approximately the same in both 1999 and 1998.

Operating income for the second quarter of 1999 was $4.4 million, a $1.9 million decrease from the 1998 second quarter. Casket Segment 1999 second quarter operating income decreased to $5.7 million from $8.1 million in 1998, again primarily attributable to the loss of sales to SCI. 1999 second quarter operating income for the Commemorative Products Segment increased $.7 million to $2.8 million, reflecting the OMC Industries acquisition and the operating income leverage of more efficient operations after the Portland foundry closure and production consolidation. Operating loss during the second quarter of 1999 for the All Other Segment, which includes corporate expenses, increased $.2 million to $4.1 million from the 1998 level. This increase reflects an increase in merchandising systems development expenses during the quarter, partially offset by a decrease in general corporate expenses.

Net interest expense decreased slightly from 1998, reflecting slightly lower debt levels in 1999 and interest capitalized relative to information systems capital expenditures during 1999.

The Company's effective tax rate increased to 41.5% from 40.0% in 1998, reflecting the impact of non-deductible expenses, primarily goodwill amortization, relative to lower pre-tax earnings.

Net income decreased $1.1 million to $1.8 million in 1999, and both basic and diluted earnings per share were $.20 in 1999 compared to $.33 and $.32, respectively, in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Many of the factors that affected second quarter results also had an impact on year to date results. Refer to the second quarter comparison for additional discussion.

Net sales were $104.8 million, a decline of $11.0 million from 1998. Casket Segment net sales were $76.2 million, a 20.4% reduction from 1998, reflecting the loss of sales to SCI, offset partially by increased sales to independent funeral homes and independent distributors. Commemorative Products Segment net sales increased to $23.5 million from $15.1 million in 1998, reflecting a full six months of sales in 1999 compared to only slightly more than three months in 1998. All Other Segment net sales approximated the 1998 level.

Gross profit was $33.6 million compared to $34.4 million in 1998. The decline reflects the loss of SCI business in the Casket Segment mostly offset by gross profit of the Commemorative Products Segment for a full six months in 1999.

Operating income was $10.0 million in 1999 compared to $13.8 million in 1998. The decline again reflects the loss of sales to SCI, offset partially by full period results of the Commemorative Products Segment in 1999, although the positive contribution of that Segment is not as great on operating income as on gross profit due to the higher level of selling and other operating expenses in the Commemorative Products Segment relative to the Casket Segment.

Net interest expense increased $.9 million to $2.7 million in 1999, primarily reflecting the debt incurred for the Colonial Guild, Ltd. acquisition in mid-March 1998. Cash paid for interest during the six months ended June 30, 1999 and 1998 was $2.7 million and $1.2 million, respectively.

The Company's effective tax rate increased from 39.1% in 1998 to 40.9% in 1999. Cash paid for income taxes during the six months ended June 30, 1999 and 1998 was $2.7 million and $5.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied on cash flows from operations as well as borrowings from banks and other lenders to fund its operations.

Cash and cash equivalents were $.3 million at June 30, 1999, a decrease of $3.2 million from December 31, 1998. For the six months ended June 30, 1999, cash provided by operating activities totaled $7.4 million, cash used in investing activities totaled $8.0 million and cash used in financing activities totaled $2.6 million.

The Company utilized approximately $4.8 million of cash for acquisitions during the first six months of 1999, net of cash acquired.

Long-term debt, including current maturities, at June 30, 1999 totaled $83.8 million compared to $84.0 million at December 1, 1998. Long-term debt at June 30, 1999 consisted primarily of $54.5 million borrowed under the Company's revolving line of credit, $17.9 million of Senior Notes, $2.5 million in promissory notes, $2.0 million in convertible notes, $1.9 million in deferred acquisition cost and $4.3 million of capitalized lease obligations.

The Company maintains a $60 million unsecured revolving credit facility with a group of major banks. At June 30, 1999, $3.5 million was available under the revolving credit facility.

The Company amended and restated its $60 revolving credit facility in August, 1999. Under the terms of the amended agreement, the facility consists of a $35 million amortizing term loan and a revolving credit facility providing for borrowings and the issuance of letters of credit in an aggregate amount equal to the lesser of $25 million or a borrowing base, as defined. The facility is secured and expires on June 30, 2001. The amended credit facility is secured by substantially all of the Company's assets, including the stock of all the Company's subsidiaries, does not permit the payment of cash dividends under certain circumstances and requires the Company's compliance with certain leverage, net worth and debt service covenants. The facility also contains a limitation on the Company's capital expenditures. The facility and the Senior Notes are guaranteed by the Company's subsidiaries. The banks and the holder of the Senior Notes have entered into an intercreditor agreement whereby both sets of creditors have a security interest in substantially all of the Company's assets.

The Company's primary capital requirements are for capital expenditures, such as furniture, fixtures and equipment and working capital. The Company's capital resources consist of its cash balances, cash flow from operations and borrowing capacity under its revolving credit facility. The Company believes that these resources will be sufficient to fund capital expenditures and working capital. As of June 30, 1999, the Company had invested nearly $10 million in the installation of leased YMS(TM) systems on behalf of its customers. In July 1999, the Company formed an alliance with First Sierra Financial, Inc., a commercial leasing company, which allows the Company to continue offering the YMS program without having to fund each installation.

The Company's capital resources consist of its cash balances at June 30, 1999, future cash flows from operations and the borrowing capacity under the its credit facility. The Company believes that these resources will be sufficient to fund capital expenditures and meet other operating requirements. In order to finance any future acquisition activities, the Company would require additional capital resources.

THE YEAR 2000 ISSUE

The Company has assessed how it may be impacted by Year 2000 issues and has formulated and commenced implementation of a plan to address both its information technology ("IT") and non-IT systems issues. This plan involves a combination of hardware and software modifications, upgrades and replacement, including implementation of a new software package which will not only address the Year 2000 issues but provide additional business process functionality in the future. The Company is approximately 80% complete with its modifications, upgrades and replacements. The Company has completed testing of its plan and implementation with respect to all significant operations is expected to be completed by October 31, 1999.

The Company has surveyed its suppliers and reviewed its customers to identify and resolve any Year 2000 issues that may arise with such customers and suppliers, but the Company currently does not believe that any such issues will have a material effect on its operations or financial results.

The Company currently estimates that the cost of Year 2000 compliance for its information systems, combined with capital expenditures for hardware and software involving functionality improvements will approximate $6.2 million, of which approximately $5.5 million has already been incurred. Approximately 80% of the remaining expenditures are expected to be capitalized.

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

FORWARD-LOOKING STATEMENTS

Certain of the information relating to the Company contained or incorporated by reference in this Form 10-Q is "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Form 10-Q or made by management of the Company other than statements of historical fact regarding the Company are forward-looking statements. These statements, and all phases of the Company's operations, are subject to risks and uncertainties, any one of which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include or relate to, among other things, the availability of debt and equity financing on terms that are favorable to the Company, changes in demand for the Company's products and services which could be caused by a number of factors, including changes in death rate, cremation rates, competitive pressures and economic conditions, the effect of competition on the Company's ability to maintain margins on existing or acquired operations, the Company's ability to successfully integrate the operations of acquired companies with existing operations, including risks and uncertainties relating to its ability to achieve administrative and operating costs savings and anticipated synergies and the ability of the Company or critical third party suppliers to adequately complete "Y2K" preparation efforts.

PART II. OTHER INFORMATION

         Item 4.      Submission of Matters to a Vote of Security Holders

                      On May 7, 1999 the Company held its annual meeting of stockholders to elect directors.

                      The following table sets forth the number of votes cast for or withheld with respect to the election of each director nominee.


                                    NAME              FOR     WITHHELD AUTHORITY

                             Bruce E. Elder        7,289,550        298,825
                             Eldon P. Nuss         7,289,550        298,825
                             Kirk P. Pendleton     6,271,044      1,317,331
                             Robert T. Rakich      7,289,550        298,825
                             Roger W. Sevedge      7,289,550        298,825
                             Bill W. Wilcock       7,208,367        380,008



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

August 20, 1999     THE YORK GROUP, INC.

                    By: /S/ DAVID F. BECK
                        David F. Beck
                        Vice President and Chief Financial Officer
                       (Principal Financial Officer and Duly Authorized Officer)