Form 10-Q
period 1999-09-30
YORK GROUP INC \DE\
filed 1999-11-12
CIK 1007084

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the period ended September 30, 1999

                                       or

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

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

YES [X]     NO [ ]


The number of shares outstanding of the registrant's common stock as of November 12, 1999 was 8,940,950.

                 THE YORK GROUP, INC. AND SUBSIDIARIES

                                 INDEX

                                                                            PAGE
                                                                           -----
Part I. Financial Information

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets -
                   September 30, 1999 (Unaudited) and December 31, 1998......  2

                 Condensed Consolidated Statements of Income (Unaudited) -
                   Three and nine months ended September 30, 1999 and 1998...  3

                 Condensed Consolidated Statements of Cash Flows (Unaudited) -
                   Nine months ended September 30, 1999 and 1998.............  4

                 Notes to Condensed Consolidated Financial Statements
                   (Unaudited).............................................. 5-7

        Item 2.  Management's Discussion and Analysis of Results of
                   Operations and Financial Condition.......................8-11

Part II. Other Information


        Item 6.  Exhibits and Reports on Form 8-K...........................  12


Signature...................................................................  13

                      THE YORK GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                            SEPTEMBER 30,        DECEMBER 31,
                    ASSETS                                                                      1999                 1998
                                                                                          ----------------     ----------------
                                                                                            (unaudited)
Current assets:
       Cash and cash equivalents ...................................................         $   1,653             $   3,449
       Trade accounts and notes receivable, net of allowance
          for doubtful accounts and returns and allowances of
          $4,069 in 1999 and $4,016 in 1998:
            Stockholders and affiliates ............................................             4,407                 5,706
            Other ..................................................................            30,452                26,418
       Inventories, net ............................................................            35,108                34,841
       Prepaid expenses ............................................................             2,481                 2,984
       Deferred tax assets .........................................................             4,655                 5,826
                                                                                             ---------             ---------
           Total current assets ....................................................            78,756                79,224
                                                                                             ---------             ---------

Property, plant and equipment, net .................................................            62,106                60,226
Goodwill and other intangibles, net ................................................            66,205                62,200
Deferred cost and other assets .....................................................            10,559                 7,614
                                                                                             ---------             ---------
       Total assets ................................................................         $ 217,626             $ 209,264
                                                                                             =========             =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt ...........................................         $  21,057             $   4,718
       Accounts payable ............................................................            13,388                 8,018
       Accrued expenses ............................................................            15,049                16,179
                                                                                             ---------             ---------
           Total current liabilities ...............................................            49,494                28,915
                                                                                             ---------             ---------

Long-term debt, net of current portion .............................................            62,103                79,267

Other noncurrent liabilities .......................................................             8,028                 7,822

Deferred tax liabilities ...........................................................             8,196                 8,173

Commitments and contingencies

Stockholders' equity:

       Preferred stock, $.01 par value, 1,000,000 shares authorized and unissued ...              --                    --
       Common stock, $.01 par value, 25,000,000 shares authorized,
           8,940,950 and 8,930,950 shares issued and outstanding ...................                89                    89
       Additional paid-in capital ..................................................            40,455                40,390
       Cumulative foreign currency translation adjustment ..........................              (105)                 (103)
       Retained earnings ...........................................................            49,366                44,711
                                                                                             ---------             ---------
          Total stockholders' equity ...............................................            89,805                85,087
                                                                                             ---------             ---------
       Total liabilities and stockholders' equity ..................................         $ 217,626             $ 209,264
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

                      THE YORK GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                                  -------------------------         -------------------------
                                                                    1999             1998             1999             1998
                                                                  --------         --------         --------         --------
Net sales (including sales to stockholders and affiliates
  of $5,664 and $7,058 for the  three months ended September 30,
  1999 and 1998, respectively, and $26,050 and $24,597 for
  the nine months ended September 30, 1999 and
  1998, respectively) ....................................        $ 45,372         $ 58,352         $150,154         $174,186

Cost of goods sold .......................................          30,583           43,113          101,721          124,555
                                                                  --------         --------         --------         --------

    Gross profit .........................................          14,789           15,239           48,433           49,631

Other operating expenses .................................          10,724           10,739           34,349           31,289
                                                                  --------         --------         --------         --------

    Operating income .....................................           4,065            4,500           14,084           18,342

Interest expense, net ....................................           1,581            1,484            4,293            3,312
                                                                  --------         --------         --------         --------

Income before income taxes ...............................           2,484            3,016            9,791           15,030

Income tax provision .....................................           1,075            1,206            4,064            5,903
                                                                  --------         --------         --------         --------

Net income ...............................................        $  1,409         $  1,810         $  5,727         $  9,127
                                                                  ========         ========         ========         ========

Shares used in computing earnings per share:
    Basic ................................................           8,941            8,931            8,935            8,919
                                                                  ========         ========         ========         ========
    Diluted ..............................................           9,032            9,079            9,028            9,307
                                                                  ========         ========         ========         ========

Earnings per share:
    Basic ................................................        $   0.16         $   0.20         $   0.64         $   1.02
                                                                  ========         ========         ========         ========
    Diluted ..............................................        $   0.16         $   0.20         $   0.63         $   0.99
                                                                  ========         ========         ========         ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    ----------------------------------
                                                                                          1999                1998
                                                                                        --------            --------
Cash flows from operating activities:
           Net income .........................................................         $  5,727            $  9,127
           Adjustments to reconcile net income to net cash
             provided by operating activities -
              Depreciation and amortization ...................................            7,961               6,772
              Deferred income tax benefit .....................................               (7)                 97
              Loss on disposition of property, plant and equipment ............             --                   104
              Provision for doubtful accounts .................................              109                 123
              Decrease/(increase) in:
                 Trade accounts and notes receivable ..........................           (2,124)             (4,817)
                 Inventories ..................................................              635               1,352
                 Prepaid expenses .............................................              566                  98
                 Deferred costs and other assets ..............................           (2,061)             (1,798)
              Increase/(decrease) in:
                 Accounts payable and accrued expenses ........................            2,700              (1,934)
                 Other noncurrent liabilities .................................              107                 (73)
                                                                                        --------            --------

                 Net cash provided by operating activities ....................           13,613               9,051
                                                                                        --------            --------

Cash flows from investing activities:
           Capital expenditures ...............................................           (4,609)             (5,996)
           Collections on  notes receivable ...................................              138                 227
           Acquisitions, net of cash acquired of $507 and $17,582 .............           (4,817)            (66,035)
                                                                                        --------            --------

                 Net cash used in investing activities ........................           (9,288)            (71,804)
                                                                                        --------            --------

Cash flows from financing activities:
           Proceeds from issuance of common stock .............................               65                 181
           Repayment of long-term debt ........................................          (22,644)            (23,089)
           Proceeds from issuance of long-term debt ...........................           17,530              74,500
           Dividends paid .....................................................           (1,072)             (1,071)
                                                                                        --------            --------

                 Net cash provided by (used in) financing activities ..........           (6,121)             50,521
                                                                                        --------            --------

Net decrease in cash and cash equivalents .....................................           (1,796)            (12,232)

Cash and cash equivalents, beginning of period ................................            3,449              15,478
                                                                                        --------            --------

Cash and cash equivalents, end of period ......................................         $  1,653            $  3,246
                                                                                        ========            ========
Supplemental disclosure of cash flow information:

    Cash paid during the period for interest ..................................         $  4,000            $  3,500
                                                                                        ========            ========
    Cash paid during the period for income taxes ..............................         $  3,000            $  6,900
                                                                                        ========            ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                           September 30, 1999

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

3. SUPPLEMENTAL INFORMATION

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                    1999               1998
                                                --------------    --------------
                                                          (in thousands)
Inventories:
  Raw materials .........................          $10,479            $13,204
  Work in process .......................            2,369              2,807
  Finished goods ........................           22,260             18,830
                                                   -------            -------

                                                   $35,108            $34,841
                                                   =======            =======

Property, Plant and Equipment:
  Land and improvements .................          $ 4,727            $ 4,819
  Building and improvements .............           21,248             19,806
  Equipment .............................           63,440             56,745
  Construction-in-progress ..............            5,436              6,144
                                                   -------            -------
                                                    94,851             87,514
  Less: accumulated depreciation ........           32,745             27,288
                                                   -------            -------
                                                   $62,106            $60,226
                                                   =======            =======

4. EARNINGS PER SHARE

Earnings per share data for all periods presented has been computed pursuant to SFAS No. 128, "Earnings Per Share", which requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At September 30, 1999 the Company had options outstanding for the purchase of an aggregate of 675,178 shares of common stock of which 670,678 were excluded from the diluted EPS computation as they have exercise prices that exceed the average fair value for the three-month and nine-month periods ended September 30, 1999.

A reconciliation of weighted-average shares outstanding to shares used in computing diluted EPS is as follows:

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 ---------------------           ---------------------
                                                                  1999           1998             1999            1998
                                                                 -----           -----           -----           -----
                                                                                     (in thousands)
    Weighted-average shares outstanding .................        8,941           8,931           8,935           8,919
    Dilutive securities consisting of options
      and convertible debt ..............................           91             148              93             118
                                                                 -----           -----           -----           -----
    Shares used in computing diluted EPS ................        9,032           9,079           9,028           9,037
                                                                 =====           =====           =====           =====

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

Interim financial information regarding the Company's segments is presented below:

                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                                   --------------------------        --------------------------
                                                                      1999             1998            1999              1998
                                                                   ---------        ---------        ---------        ---------
                                                                                       (in thousands)
    Net sales:
      Caskets ..............................................       $  31,516        $  43,735        $ 107,677        $ 139,460
      Commemorative Products ...............................          10,715           12,191           34,196           27,336
      All other ............................................           3,141            2,426            8,281            7,390
                                                                   ---------        ---------        ---------        ---------

             Consolidated net sales ........................       $  45,372        $  58,352        $ 150,154        $ 174,186
                                                                   =========        =========        =========        =========

    Operating income:
      Caskets ..............................................       $   6,185        $   6,488        $  19,957        $  25,379
      Commemorative Products ...............................           1,850            1,925            6,482            4,440
      All other ............................................          (3,970)          (3,913)         (12,355)         (11,477)
                                                                   ---------        ---------        ---------        ---------

             Consolidated operating income .................       $   4,065        $   4,500        $  14,084        $  18,342
                                                                   =========        =========        =========        =========


6.  COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company has comprehensive income of $1.4 million and $5.6 million for the three and nine month periods ended September 30, 1999, respectively, consisting of net income and foreign currency translation adjustment. The 1998 comprehensive income for the Company consisted of net income and foreign currency translation adjustment.


7.    DEBT

The Company amended and restated its $60 million revolving credit facility (the "Facility") in August 1999. Under the terms of the amended agreement, the Facility consists of a $35 million amortizing term loan and a revolving credit facility providing for borrowings and the issuance of letters of credit in an aggregate amount equal to the lesser of $25 million or a borrowing base, as defined. The terms of the Facility call for an interest rate to be based, at the Company's option, upon an adjusted LIBOR rate or prime rate. Adjustment factors are based upon certain financial ratios, as defined, with a specified ceiling (LIBOR +2.50%; Prime +1.50%) and floor (LIBOR +1.75%; Prime +.75%). The Facility expires on June 30, 2001. The Facility is secured by substantially all of the Company's assets, including the stock of all the Company's subsidiaries, does not permit the payment of cash dividends under certain circumstances and requires the Company's compliance with certain leverage, net worth and debt service covenants. The Facility also contains a limitation on the Company's capital expenditures. The Facility and the Senior Notes (which carry an annual interest rate of 8.37%) are guaranteed by the Company's subsidiaries. The banks and the holder of the Senior Notes have entered into an intercreditor agreement whereby both sets of creditors have a security interest in substantially all of the Company's assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The Company is the second largest casket manufacturer in the United States and produces a wide variety of caskets, casket components and burial vaults. During March 1998, the Company acquired Colonial Guild, Ltd., thus becoming a major manufacturer of commemorative products. The Company's finished caskets are marketed through a network of Company and privately owned distributors, which serve domestic funeral homes, as well as certain foreign markets, principally Canada. Burial vaults are sold directly to funeral home and cemetery operators as well as to privately owned distributors. The Company's commemorative memorial products are sold directly to cemetery operators, monument dealers and funeral homes, and its architectural signage products are sold primarily to sign and trophy dealers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net sales for the three months ended September 30, 1999 were $45.4 million compared to $58.4 million for the same period in 1998. Casket Segment net sales were $31.5 million, a decrease of $12.2 million from $43.7 in the 1998 period. This decline principally reflects the loss of sales to Service Corporation International ("SCI") in 1999 as a result of the termination as of December 31, 1998 of the supply contract between the Company and SCI and, to a lesser extent, a decline in the number of deaths as compared to the third quarter of 1998. Third quarter net sales of the Company's Commemorative Products Segment were $10.7 million compared to $12.2 million in the comparable 1998 quarter, primarily due to a temporary backlog of orders resulting from the current consolidation of production activities from the Company's South Carolina foundry to its West Virginia facility during the quarter. These declines were partially offset by revenues of OMC Industries, which was acquired during the second quarter of 1999. Third quarter 1999 net sales of the All Other Segment, consisting primarily of merchandising display systems, were $3.1 million compared to $2.4 million in the corresponding period in 1998.

Third quarter 1999 gross profit was $14.8 million compared to $15.2 million during the third quarter of 1998. Gross margins improved to 32.5% in 1999 from 26.1% in 1998. 1999 Casket Segment gross profit decreased approximately $1.1 million, primarily due to lower sales to SCI partially offset by efficiency improvements and cost reduction efforts. Third quarter 1999 Commemorative Products Segment gross profit was equal to the 1998 period. This segment's gross profit reflects the acquisition of OMC and the efficiencies realized as a result of the closure of the Portland, Oregon foundry in late 1998 and movement of its memorialization business segments to other foundry facilities, partially offset by the sales volume decrease and inefficiencies experienced as a result of the current plant consolidation activities between the South Carolina and West Virginia operations. Third quarter 1999 gross profit of the All Other Segment was $.9 higher than the same period in 1998 primarily due to higher sales volumes and cost improvements.

Operating income for the third quarter of 1999 was $4.1 million, a $.4 million decrease from the 1998 third quarter. Casket Segment 1999 third quarter operating income was $6.2 million compared to $6.5 million in 1998, again primarily attributable to the loss of sales to SCI almost totally offset by effective cost reduction programs. 1999 third quarter operating income for the Commemorative Products Segment was consistent with comparable prior year period due to the unfavorable impact of lower sales volumes offset by the partial realization this quarter of cost savings from plant consolidations. Operating loss during the third quarter of 1999 for the All Other Segment, which includes corporate expenses, was consistent with the same period last year.

Net interest expense increased slightly from 1998, due to an increase in interest rates.

The Company's effective tax rate increased to 43.2% from 39.9% in 1998, reflecting the impact of non-deductible expenses, primarily goodwill amortization, relative to lower pre-tax earnings.

Net income decreased $.4 million to $1.4 million in 1999, and both basic and diluted earnings per share were $.16 in 1999 compared to $.20 in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Many of the factors that affected third quarter results also had an impact on year to date results. Refer to the third quarter comparison for additional discussion.

Net sales were $150.2 million, a decline of $24.0 million from 1998. Casket Segment net sales were $107.7 million, a $31.8 million or 22.7% reduction from 1998, reflecting the loss of sales to SCI. Commemorative Products Segment net sales increased to $34.2 million from $27.3 million in 1998, reflecting a full nine months of sales in 1999 compared to only slightly more than six months in 1998. All Other Segment net sales were $.9 million higher than the 1998 level due to higher sales of merchandising display systems.

Gross profit was $48.4 million compared to $49.6 million in 1998. Gross margins improved to 32.2% in 1999 from 28.4% in 1998. The dollar decline reflects the loss of SCI business in the Casket Segment partially offset by both the gross profit of the Commemorative Products Segment for a full nine months in 1999 and lower expenses in the Casket segment.

Operating income was $14.1 million in 1999 compared to $18.3 million in 1998. The decline again reflects the loss of sales to SCI, offset partially by full period results of the Commemorative Products Segment in 1999.

Net interest expense increased $1.0 million to $4.3 million in 1999, primarily reflecting the debt incurred for the Colonial Guild, Ltd.
acquisition in mid-March 1998.

The Company's effective tax rate increased from 39.3% in 1998 to 41.5% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied on cash flows from operations as well as borrowings from banks and other lenders to fund its operations.

Cash and cash equivalents were $1.7 million at September 30, 1999, a decrease of $1.8 million from December 31, 1998. For the nine months ended September 30, 1999, cash provided by operating activities totaled $13.6 million, cash used in investing activities totaled $9.3 million and cash used in financing activities totaled $6.1 million.

The Company utilized approximately $4.8 million of cash for acquisitions during the first nine months of 1999, net of cash acquired.

Long-term debt, including current maturities, at September 30, 1999 totaled $83.2 million compared to $84.0 million at December 31, 1998. Long-term debt at September 30, 1999 consisted primarily of $34.0 million borrowed under the Company's term loan, and $21.0 million borrowed under the Company's revolving line of credit, $17.3 million of Senior Notes, $2.5 million in promissory notes, $2.0 million in convertible notes, $1.9 million in deferred acquisition cost and $3.9 million of capitalized lease obligations.

The Company amended and restated its $60 million revolving credit facility in August 1999. Under the terms of the amended agreement, the facility consists of a $35 million amortizing term loan and a revolving credit facility providing for borrowings and the issuance of letters of credit in an aggregate amount equal to the lesser of $25 million or a borrowing base, as defined. The facility is secured and expires on June 30, 2001. The amended credit facility is secured by substantially all of the Company's assets, including the stock of all the Company's subsidiaries, does not permit the payment of cash dividends under certain circumstances and requires the Company's compliance with certain leverage, net worth and debt service covenants. The facility also contains a limitation on the Company's capital expenditures. The facility and the Senior Notes are guaranteed by the Company's subsidiaries. The banks and the holder of the Senior Notes have entered into an intercreditor agreement whereby both sets of creditors have a security interest in substantially all of the Company's assets. At September 30, 1999, $2.0 million was available under the revolving credit facility.

The Company's primary capital requirements are for capital expenditures and working capital. As of September 30, 1999, the Company had invested nearly $10 million in the installation of leased YMS(TM) systems on behalf of its customers. In July 1999, the Company formed an alliance with First Sierra Financial, Inc., a commercial leasing company, which allows the Company to continue offering the YMS program without having to fund each installation.

The Company's capital resources consist of its cash balances at September 30, 1999, future cash flows from operations and the borrowing capacity under its credit facility. The Company believes that these resources will be sufficient to fund capital expenditures and meet other operating requirements. In order to finance any future acquisition activities, the Company would require additional capital resources. Additionally, $4.5 million of subordinated debt is due in January 2000. The Company has initiated discussions with the subordinated note holders regarding amendments to the debt instruments and anticipates the successful completion of such amendments without a material effect on the Company's financial results. There can be no assurance that the Company will be successful in obtaining debt or equity financing on terms which are favorable.


THE YEAR 2000 ISSUE

The Company has assessed how it may be impacted by Year 2000 issues and has formulated and commenced implementation of a plan to address both its information technology ("IT") and non-IT systems issues. This plan involves a combination of hardware and software modifications, upgrades and replacement, including implementation of a new software package which will not only address the Year 2000 issues but provide additional business process functionality in the future. The Company is approximately 95% complete with its modifications, upgrades and replacements. The Company has completed testing of its plan and implementation with respect to all significant operations was completed October 31, 1999.

The Company has surveyed its suppliers and reviewed its customers to identify and resolve any Year 2000 issues that may arise with such customers and suppliers, but the Company currently does not believe that any such issues will have a material effect on its operations or financial results.

The Company currently estimates that the cost of Year 2000 compliance for its information systems, combined with capital expenditures for hardware and software involving functionality improvements will approximate $5.9 million, of which approximately $5.8 million has already been incurred. Approximately 80% of the remaining expenditures are expected to be capitalized.

The Company has established a worst-case scenario and written contingency plans to address any issues that could arise should the Company or any of its suppliers or customers not be prepared to accommodate Year 2000 issues timely. The Company believes that in an emergency it could revert to the use of manual systems that do not rely on computers and could perform the minimum functions required to provide information reporting to maintain satisfactory control of its business. Should the Company have to utilize manual systems, it is uncertain that it could maintain the same level of operations, and the result could have a material adverse effect on its operations or financial results. The Company intends to maintain constant surveillance on this situation and develop more practicable contingency plans as may be required by the changing environment.

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

FORWARD-LOOKING STATEMENTS

Certain of the information relating to the Company contained or incorporated by reference in this Form 10-Q is "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Form 10-Q or made by management of the Company, other than statements of historical fact regarding the Company, are forward-looking statements. These statements, and all phases of the Company's operations, are subject to risks and uncertainties, any one of which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include or relate to, among other things, the availability of debt and equity financing on terms that are favorable to the Company, changes in demand for the Company's products and services that could be caused by a number of factors, including changes in death rate, cremation rates, competitive pressures and economic conditions, the effect of competition on the Company's ability to maintain margins on existing or acquired operations, the Company's ability to successfully integrate the operations of acquired companies with existing operations, including risks and uncertainties relating to its ability to achieve administrative and operating costs savings and anticipated synergies and the ability of the Company or critical third party suppliers to adequately complete "Y2K" preparation efforts.

PART II. OTHER INFORMATION


         Item 6. Exhibits and Reports on Form 8-K


                 (a)   Exhibits

                       10.1 Amended and Restated Credit Agreement among The York Group, Inc.; ABN-AMRO Bank, N.V. and certain financial institutions dated August 12, 1999

                       10.2 First Amendment to the Senior Note Purchase Agreement among The York Group, Inc. and The Variable Annuity Life Insurance Company dated August 12, 1999

                       27   - Financial data schedule

                 (b)   Reports on Form 8-K

                       None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 12, 1999                  THE YORK GROUP, INC.



                                   By: /s/ DAVID F. BECK
                                           David F. Beck
                                           Vice President and Chief
                                           Financial Officer (Principal
                                           Financial Officer and Duly Authorized
                                           Officer)