Form 10-K
period 1999-12-31
YORK GROUP INC \DE\
filed 2000-03-30
CIK 1007084

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER: 0-28096
                          _____________________________

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

                            _________________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.01 par value
                                (TITLE OF CLASS)

                            _________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]      No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 24, 2000, there were 8,940,950 shares of The York Group, Inc. Common Stock, $.01 par value, issued and outstanding, 5,459,258 of which, having an aggregate market value of approximately $26,047,629, were held by non-affiliates of the registrant (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant's Common Stock).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement related to the registrant's 2000 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1999, are incorporated by reference into Part III of this Form 10-K.
================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Item  1. Business .........................................................    1
Item  2. Properties .......................................................    4
Item  3. Legal Proceedings ................................................    6
Item  4. Submission of Matters to a Vote of Security Holders ..............    7
Item  5. Market for Registrant's Common Equity and Related
           Stockholder Matters ............................................    7
Item  6. Selected Financial Data ..........................................    8
Item  7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..........................................    9
             General ......................................................    9
             Results of Operations ........................................    9
             Liquidity and Capital Resources ..............................   11
             The Year 2000 Issue ..........................................   12
             Inflation ....................................................   12
             Selected Quarterly Operating Results and Seasonality .........   12
             Forward-Looking Statements ...................................   13
Item  8. Financial Statements and Supplementary Data ......................   14
Item  9. Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure .........................   14
Item 10. Directors and Executive Officers of the Registrant ...............   14
Item 11. Executive Compensation ...........................................   14
Item 12. Security Ownership of Certain Beneficial Owners and Management ...   14
Item 13. Certain Relationships and Related Transactions ...................   14
Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K .......................................................   15

                                     PART I

ITEM 1.  BUSINESS

INDUSTRY OVERVIEW

     The York Group, Inc. (the "Company" or "York") is one of the largest casket manufacturers in the United States. The Company is also a major manufacturer of commemorative products with a majority of such products used in the death care industry.

     The death care industry is characterized by generally favorable demographic trends that have allowed the major manufacturers to enjoy relatively stable, non-cyclical and fairly predictable business conditions. The number of deaths in the United States has grown at an annual compound rate of approximately 1%, increasing from approximately 2.0 million deaths in 1980 to approximately 2.3 million deaths in 1999. According to a 1994 report prepared by the United States Department of Commerce, Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1% per year between the years 1994 and 2000.

     While an increasing number of annual deaths would be expected to increase the demand for funeral products, a steady, gradual growth in the number of cremations in the United States has mitigated much of the potential benefit. According to industry statistics compiled and released by the Cremation Association of North America ("CANA"), cremation was used in connection with approximately 25% of the deaths in the United States in 1999, compared with approximately 10% in 1980. Funeral merchandise, including caskets and memorialization products, are sold in a smaller percentage of cremations than in traditional interments/entombments. Accordingly the number of caskets sold in the United States has remained fairly constant, with unit volumes of approximately 1.8 million to 1.9 million caskets per year over the past ten years, with a similar constancy in the memorialization segment of the market.

     Caskets generally are categorized by the type of material from which they are produced, with three categories: metal, wood and other. According to statistics compiled and released by the Casket & Funeral Supply Association of America, approximately 1.8 million caskets were sold in the United States in 1999, with metal caskets accounting for approximately 1.3 million units, wood caskets accounting for approximately 270,000 units and other caskets accounting for approximately 230,000 units. The number of casket manufacturers, assemblers and distributors has declined over the past thirty years as a result of industry consolidation. The Company estimates that the three largest casket manufacturers accounted for over 60% of the finished casket unit volume in 1999.

     Commemorative products used in the death care industry are also categorized by the type of material from which they are produced, with two primary categories: granite and bronze. Of the 2.3 million deaths in the United States, approximately 2.0 million are memorialized with a traditional granite or bronze memorial, with approximately two-thirds being granite and one-third being bronze.

THE COMPANY

     The Company produces a wide variety of all three types of caskets, metal burial vaults and casket components. Metal caskets are made from various gauges of cold rolled steel, stainless steel, copper and bronze. Wood caskets are made from nine different wood species ranging from poplar to mahogany, as well as from veneer and paper covered particle board and fiber board. The Company also produces caskets made from cloth and paper covered particle board and corrugated materials. The Company manufactures metal burial vaults for use in the interment segment of the death care industry, as well as metal casket components, functional and decorative casket hardware and interior fabrics for its own use and for sale to other casket assemblers.

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

     York's major marketing efforts include merchandising planning and display programs, training programs, volume purchase programs and The York Children's Foundation(SM).

     MERCHANDISING PLANNING AND DISPLAY PROGRAMS. The Company provides product planning, merchandising and display products and consulting services to funeral service businesses, cemetery operators and monument dealers. These products and services assist funeral service professionals in providing value and satisfaction to their client families.

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

     MEMORIAL PRE-NEED PROGRAM. The Company's commemorative products segment manufactures death care memorial products under a "pre-need" program where the basic memorial is produced and sold currently, with completion of the memorial, including applying dates and final-finishing processes, taking place when the service becomes "at-need".

     THE YORK CHILDREN'S FOUNDATION(SM). The York Children's FoundationSM (the "Foundation") supports charitable children's organizations across the country as a means of memorializing persons buried in York caskets. Grants made by the Foundation allow the sponsoring funeral home to promote its name and goodwill within its local community and allow the Company to further differentiate itself from its competitors.

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

     The two largest suppliers of commemorative products for the death care industry are Matthews International Corporation (bronze) and Rock of Ages (granite). It is estimated that together with York these suppliers account for slightly less than 50% of the death care memorialization market. The Company also competes with several manufacturers in the architectural signage business.

INTELLECTUAL PROPERTY

     The Company owns a number of domestic and international trademarks, service marks and patents. However, the Company believes the loss of any or a significant number of its trademarks, service marks or patents would not have a material impact on its operations.

EMPLOYEES

     The Company has approximately 1,836 employees, substantially all of whom work full-time. Approximately 83% are engaged in manufacturing activities, 9% are engaged in field sales and distribution activities with the balance holding managerial, administrative, clerical or other office positions. Approximately 100 employees are covered by collective bargaining agreements, principally production workers at the Lynn, Indiana plant, whose agreement expires in June 2002. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company owns twelve (12) production facilities and four (4) finished casket distribution warehouse facilities. The Company also leases twenty-two
(22) finished casket distribution warehouse facilities and three (3) manufacturing facilities. Additionally, the Company leases warehouses, with an aggregate of approximately 45,000 square feet near certain of its assembly plants in order to stock finished caskets, allowing the Company to more effectively schedule production and better serve its customers.

     The Company believes that its production and distribution warehouse facilities are adequate to support its current and projected level of operations. The following table sets forth additional information regarding the Company's manufacturing facilities.

                                                                                         APPROXIMATE
              LOCATION                          PRINCIPAL PRODUCTS OR ACTIVITY           SQUARE FEET
-------------------------------------   ----------------------------------------------   ------------
York, Pennsylvania...................   Manufacture of finished wood caskets                307,000
St. Leonard d'Aston, Quebec, Canada..   Manufacture of finished wood caskets                 35,000
Marshfield, Missouri.................   Manufacture of finished metal caskets                86,000
Lynn, Indiana........................   Manufacture of finished metal caskets                76,000
Richmond, Indiana....................   Manufacture of finished metal caskets                21,000
West Point, Mississippi..............   Manufacture of finished metal caskets                99,000
Richmond, Indiana....................   Metal casket stamping, manufacture of casket
                                          beds, locks and hardware items                     92,000
Anniston, Alabama....................   Metal casket stamping, manufacture of metal
                                          burial vaults                                      63,000
Lawrenceville, Georgia...............   Manufacture of metal casket handles and
                                          corners and processing of interior fabrics        129,000
Richmond, Indiana....................   Manufacture of cloth covered caskets and
                                          cremation containers (leased)                     164,000
London, Kentucky.....................   Manufacture of metal burial vaults (leased)          49,000
Richmond, Indiana....................   Injection molding of plastic parts,
                                        principally casket corners (leased)                  18,000
Kingwood, West Virginia..............   Manufacture of bronze commemorative products        103,000
Aiken, South Carolina................   Manufacture of bronze commemorative products         96,000
Bryan, Texas.........................   Manufacture of bronze commemorative products         37,000

     The following table sets forth additional information regarding the Company's distribution warehouse facilities:

                                                            APPROXIMATE
                                               NUMBER OF     AGGREGATE
                      STATE                    LOCATIONS    SQUARE FEET
      -------------------------------------   -----------   ------------
      Alabama..............................        1           14,000
      California...........................        1           23,000
      Connecticut..........................        1           16,000
      Florida..............................        2           29,000
      Illinois.............................        1           25,000
      Indiana..............................        2           13,000
      Kentucky.............................        1           14,000
      Louisiana............................        1           15,000
      Maine................................        1            5,000
      Massachusetts (owned)................        1           18,000
      Michigan.............................        1           11,000
      Mississippi (owned)..................        1           20,000
      New Mexico...........................        1            8,000
      North Carolina.......................        1           15,000
      Ohio.................................        3           40,000
      Oregon...............................        1            6,000
      Texas (2 owned)......................        4           89,000
      Washington...........................        2           26,000

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

     The Company and its wholly-owned subsidiary, York Agency, Inc. (the "Agency"), has filed a breach of contract action against Allianz Life
Insurance Company of North America ("Allianz"). Allianz filed breach of contract counterclaims against the Company and the Agency. This matter is currently in the discovery process. The Company intends to vigorously pursue its action against Allianz and intends to aggressively defend Allianz's action against the Company. No meaningful evaluation of outcome can be made of the case at this time; however, the Company does not expect the outcome of the case to have a material adverse effect on the Company's financial position or results of operations.

     The Company currently is not engaged in any other legal proceeding that is expected to have a material adverse effect on the Company.

REGULATORY MATTERS

     The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment and the health and safety of employees.

     In 1991, the Georgia Department of Natural Resources (the "GDNR") issued a Notice of Violation -- Consent Order alleging that the Company's Lawrenceville, Georgia facility was storing and treating hazardous wastes without a permit and allegedly had violated certain other hazardous wastes regulations in the operations of its electroplating line and associated wastewater treatment system. On November 8, 1991, the Company and the GDNR entered into a Consent Order (the "1991 Order") in settlement of the allegations. The 1991 Order was subsequently amended in 1994 to reflect the plan to conduct closure under Georgia laws and rules of the alleged waste management unit or units at the facility and to require some additional remediation, monitoring and investigation commitments on the Company's part. The GDNR approved the revised closure plan and post-closure plan for the facility in August 1995. Moreover, the GDNR issued a Hazardous Waste Facility Permit effective September 27, 1995, to document these post-closure care requirements. The Company has a reserve of approximately $0.4 million for environmental remediation at December 31, 1999, and has provided financial assurance in the form of a letter of credit in the amount of approximately $.9 million to secure its post-closure obligations (See Note 6 of Notes to the Consolidated Financial Statements).

     In August 1999, the Company received from the United States Environmental Protection Agency ("EPA") a General Notice letter relating to the Company's facility in York, Pennsylvania. The letter notified the Company of its potential liability under the Comprehensive Environmental Response Compensation and Liability Act for response action and cleanup at a site known as the Old City of York Landfill, located in York, Pennsylvania (the "Site") and advised the Company that in 1991 the EPA sent an information request to the Company concerning the Company's potential liability for waste it allegedly generated that may have been disposed of at the Site. In 1987, the United States, the City of York, and other parties entered an Administrative Order by Consent, which addressed the Site cleanup and response action, and imposed responsibilities upon the named parties. Since that time, response action and cleanup at the Site has been ongoing. Expenses incurred to date are in excess of $4,000,000 - $5,000,000. Total response costs are not known at this time, as the EPA estimates cleanup could continue for as long as thirty years. The cleanup relates to groundwater and domestic wells contaminated with volatile organic compounds from waste disposal practices at the Site. While the Company has not been joined in any lawsuit or administrative order relating to the Site or its cleanup, it is typical for the EPA to assert that all parties responsible for improper waste disposal at the Site are jointly and severally responsible for cleanup costs. The Company is currently investigating its relationship to the Site. At this time, the Company is without sufficient information to quantify any liability it may have related to the cleanup and response action at the Site.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been traded in the over-the-counter market since April 2, 1996 and quoted on the Nasdaq National Market under the symbol "YRKG". On December 31, 1999, 191 stockholders of record held the Company's 8,940,950 shares of outstanding common stock. The Company believes there are approximately 1,800 beneficial owners of its common stock.

     The following table presents the Company's quarterly high and low common stock prices, as well as dividends per share, for the most recent two years:

                                                            YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------------------
                                                     1999                               1998
                                       --------------------------------   --------------------------------
                                         HIGH        LOW      DIVIDENDS     HIGH        LOW      DIVIDENDS
                                       ---------  ---------   ---------   ---------  ---------   ---------
First Quarter........................  $  11.000     $5.906     $0.04     $ 25.250     $ 15.500    $0.04
Second Quarter.......................  $   9.000     $6.875     $0.04     $ 19.500     $ 17.250    $0.04
Third Quarter........................  $   9.000     $3.500     $0.04     $ 19.375     $  9.125    $0.04
Fourth Quarter.......................  $   5.000     $3.500     $0.04     $ 12.000     $  7.125    $0.04

     The Company has paid dividends on a quarterly basis since the second quarter of 1996. Since its stock has been publicly traded, the Company has issued fifteen consecutive quarterly dividends of $.04 per share. Any future change in the Company's dividend policy will be made at the discretion of the Board of Directors based upon pertinent factors, such as financial condition of the Company, bank covenants, capital and expansion requirements and other factors the Board of Directors may consider.

ITEM 6.  SELECTED FINANCIAL DATA

INCOME STATEMENT DATA:

                                                           YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                             1999        1998        1997        1996        1995
                                          ----------  ----------  ----------  ----------  ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales...............................  $  198,042  $  230,195  $  178,690  $  149,178  $  140,577
Cost of goods sold......................     135,918     165,048     130,144     116,408     111,939
                                          ----------  ----------  ----------  ----------  ----------
Gross profit............................      62,124      65,147      48,546      32,770      28,638
Other operating expenses................      43,334      42,432      28,439      13,359      11,097
                                          ----------  ----------  ----------  ----------  ----------
Operating income........................      18,790      22,715      20,107      19,411      17,541
Interest expense, net...................      (6,611)     (4,732)       (650)       (983)     (3,147)
Other income............................         610          --          --          --          --
                                          ----------  ----------  ----------  ----------  ----------
Income before income taxes and
  extraordinary item....................      12,789      17,983      19,457      18,428      14,394
Income tax provision....................       5,476       7,193       7,394       6,907       5,554
                                          ----------  ----------  ----------  ----------  ----------
Income before extraordinary item........       7,313      10,790      12,063      11,521       8,840
Extraordinary item, net of tax..........          --          --          --        (736)         --
                                          ----------  ----------  ----------  ----------  ----------
Net income..............................  $    7,313  $   10,790  $   12,063  $   10,785  $    8,840
                                          ==========  ==========  ==========  ==========  ==========
Earnings per share:
     Basic:
          Income before extraordinary
             item.......................  $      .82  $     1.21  $     1.38  $     1.53  $     1.60
                                          ==========  ==========  ==========  ==========  ==========
          Net income....................  $      .82  $     1.21  $     1.38  $     1.43  $     1.60
                                          ==========  ==========  ==========  ==========  ==========
     Diluted:
          Income before extraordinary
             item.......................  $      .81  $     1.19  $     1.34  $     1.46  $     1.47
                                          ==========  ==========  ==========  ==========  ==========
          Net income....................  $      .81  $     1.19  $     1.34  $     1.37  $     1.47
                                          ==========  ==========  ==========  ==========  ==========
Shares used in computing earnings per
  share:
     Basic..............................       8,937       8,922       8,712       7,518       5,519
                                          ==========  ==========  ==========  ==========  ==========
     Diluted............................       9,028       9,085       8,979       7,874       6,030
                                          ==========  ==========  ==========  ==========  ==========

BALANCE SHEET DATA:

                                                             AS OF DECEMBER 31,
                                          ---------------------------------------------------------
                                             1999        1998        1997        1996       1995
                                          ----------  ----------  ----------  ----------  ---------
Working capital.........................  $   27,522  $   50,309  $   56,607  $   53,736  $  29,202
Total assets............................     213,651     209,264     130,545     102,896     74,873
Long-term debt, less current
  maturities............................      61,355      79,267      25,925      26,435     36,210
Stockholders' equity....................      91,409      85,087      75,647      56,072     18,758

OPERATING DATA:

                                                           YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------
                                             1999        1998        1997        1996       1995
                                          ----------  ----------  ----------  ----------  ---------
Capital expenditures....................  $    8,348  $   11,016  $    9,376  $    4,717  $   4,381
Depreciation and amortization...........      10,626       8,518       5,212       4,092      3,741

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

     The Company owns casket distribution operations serving the New England, Southern, Northern California, Pacific Northwest and certain Midwest markets. In the remainder of the domestic markets, the Company believes that privately owned casket distributors will continue to be the most effective way to market the Company's casket products and expects to continue to strongly support the efforts of these privately owned distributors.

     Funeral homes are required by federal regulation to provide price lists to their customers, and generally publish such price lists annually. As a result, the casket manufacturing industry has established the industry-wide practice of setting its prices each year. The memorialization business also establishes prices annually, generally during the first calendar quarter. In setting these prices, the Company considers expected raw material prices, competitive considerations, the general state of the economy and inflationary expectations. This industry practice requires the Company to set its prices in anticipation of, rather than in response to, changes in raw material and other costs. Over the past three years, the Company's annual weighted average price increases have ranged from 2.5% to 4.0%. Limitations on the timing of price increases relative to changes in costs may cause fluctuations in operating margins, and therefore, make quarterly year-to-year comparisons less meaningful. The major domestic casket manufacturers have all developed discount and rebate programs, which are commonplace in the casket manufacturing industry, designed to encourage volume purchases by funeral homes. In the case of the Company, these discounts are generally absorbed equally between the Company and the distributors.

     The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods presented.

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
Net sales............................      100.0%     100.0%     100.0%
Gross profit.........................       31.4       28.3       27.2
Other operating expenses.............       21.9       18.4       15.9
                                       ---------  ---------  ---------
Operating income.....................        9.5        9.9       11.3
Interest expense, net................       (3.3)      (2.1)       (.4)
Other income.........................         .3         --         --
Income tax provision.................       (2.8)      (3.1)      (4.1)
                                       ---------  ---------  ---------
Net income...........................        3.7%       4.7%       6.8%
                                       =========  =========  =========

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net sales decreased $32.2 million, or 14.0%. The decrease reflects the loss of Service Corporation International ("SCI") business after expiration of the Company's casket supply agreement with SCI at the end of 1998, and a slight decline in finished casket sales to independent distributors. The decline was partially offset by a full year effect of the Company's acquisition of Colonial Guild, Ltd. ("Colonial Guild") in March of 1998, the effects of the second quarter 1999 acquisitions of Star Manufacturing Corporation and OMC Industries, increased finished casket unit volume through Company owned distribution operations and a better relative mix of casket units.

     Gross profit decreased $3.0 million, or 4.6%. Gross margin increased from 28.3% to 31.4%. The decrease in gross profit primarily reflects the loss of SCI business, partially offset by cost containment measures instituted after the SCI loss and the effects of 1998 and 1999 acquisitions. The improvement in gross margin primarily reflects the effects of the Colonial Guild and OMC Industries acquisitions, which generate higher gross margins than does the Company's casket manufacturing operations. Additionally, 1998 gross margins were negatively impacted by lost manufacturing cost absorption as the SCI supply agreement drew to a close late in the year.

     Other operating expenses increased $.9 million, or 2.1% and as a percentage of sales increased to 21.9% from 18.4%. The increase as a percentage of sales reflects the effects of the Colonial Guild and OMC Industries acquisitions, which incur a higher level of these expenses relative to casket manufacturing operations. However, the growth in other operating expenses was limited by the cost containment and expense reduction efforts put in place after the loss of SCI business.

     Net interest expense increased $1.9 million reflecting use of cash for acquisitions in 1998 and 1999, higher interest rates and higher debt amortization expense in 1999.

     Other income primarily reflects income recognized based upon a change in estimate relative to settlement of litigation.

     The Company's effective tax rate increase to 42.8% from 40.0%, primarily attributable to the combined effects of higher non-deductible expenses and lower pretax income.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net sales increased $51.5 million, or 28.8%. The increase reflects the full year effect on sales of 1997 casket manufacturing and distribution acquisitions, sales from casket manufacturing and distribution operations acquired in 1998, and the acquisition of Colonial Guild in March 1998. These increases were partially offset by a decline in sales to SCI from Company owned distributions operations as well as a decline in sales to independent distributors as a result of declining sales by those distributors to SCI. The decline in sales to SCI occurred primarily in the fourth quarter of 1998.

     Gross profit increased $16.6 million, or 34.2%. Gross margin increased from 27.2% to 28.3%. The improvement in gross margin reflects casket distribution acquisitions consummated in 1997 and 1998, which generally generate higher gross margins relative to casket manufacturing operations, as well as the acquisition of Colonial Guild in 1998, which also generates a higher gross margin than the Company's traditional casket business. Additionally, in 1997 the Company incurred approximately $2.9 million of expenses related to facility realignment that did not recur in 1998. Gross margin was negatively impacted by reduced sales to SCI, and reduced manufacturing absorption as a result of inventory reduction efforts throughout the Company in anticipation of the conclusion of the SCI casket purchase requirements agreement at the conclusion of 1998.

     Other operating expenses increased $14.0 million, or 49.2%, and as a percentage of sales increased from 15.9% to 18.4%. The increase in other operating expenses as a percentage of sales reflects the 1997 and 1998 acquisitions of casket distribution operations and the acquisition of Colonial Guild, all of which incur a higher relative level of these expenses relative to casket manufacturing operations, and increased corporate expenses.

     Net interest expense increased $4.1 million as a result of debt incurred to fund acquisitions, most notably, Colonial Guild.

     The Company's effective tax rate increased to 40.0% from 38.0%. The increase primarily reflects an increase in non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically relied on cash flow from operations and borrowings from banks and other lenders to fund its operations.

     Cash and cash equivalents were $.02 million at December 31, 1999, representing a decrease of $3.4 million from December 31, 1998. In 1999, cash flows from operations totaled approximately $17.3 million, cash used in investing activities totaled approximately $11.5 million and cash used in financing activities totaled approximately $9.6 million.

     Capital expenditures were $8.3 million, $11.0 million and $9.4 million in 1999, 1998 and 1997, respectively. The Company has budgeted capital expenditures for fiscal year 2000 of approximately $5.0 million, which primarily reflect routine maintenance and replacement projects, with no significant individual projects.

     Long-term debt, including current maturities, at December 31, 1999, totaled $80.1 million, which primarily consisted of $16.3 million of senior notes (the "Senior Notes"), $32.0 million outstanding on the Company's bank term loan, $20.9 million outstanding on the Company's revolving credit facility, subordinated promissory notes totaling $4.5 million issued in conjunction with an acquisition, capital lease obligations totaling $3.8 million and deferred acquisition purchase cost of $1.9 million.

     The Company entered into an amended and restated $60.0 million revolving credit facility (the "Facility") in August 1999. Under the terms of the amended agreement, the Facility consists of a $35.0 million amortizing term loan and a revolving credit facility providing for borrowings and the issuance of letters of credit in an aggregate amount equal to the lesser of $25.0 million or a borrowing base, as defined. The Facility is secured and expires on June 30, 2001. The terms of the Facility call for an interest rate, at the Company's option, to be based upon an adjusted LIBOR rate or the prime rate. Adjustment factors for the LIBOR rate, which was approximately 6.25% at December 31, 1999, are based upon certain financial ratios, as defined, with a specific ceiling (LIBOR +2.50%; prime +1.50%) and floor (LIBOR +1.75%: prime +.75%). The Facility is secured by substantially all of the Company's assets, including the stock of all the Company's subsidiaries, does not permit the payment of cash dividends under certain circumstances and requires the Company's compliance with certain leverage, net worth and debt service covenants. The Facility also contains a limitation on the Company's capital expenditures and contains cross-default, provisions with the Company's other borrowing facilities. The Facility and the Senior Notes are guaranteed by the Company's subsidiaries. The banks and the holder of the Senior Notes have entered into an intercreditor agreement whereby both sets of creditors have a security interest in substantially all of the Company's assets. At December 31, 1999, $2.0 million was available under the Facility.

     The Company's primary capital requirements are for capital expenditures and working capital. As of December 31, 1999, the Company had invested over $8.0 million in the installation of leased merchandising systems on behalf of its customers. During the third quarter of 1999, the Company formed an alliance with a third-party commercial leasing company that allows the Company to continue offering the merchandising program without having to fund each installation.

     The Company's capital resources consist of its cash balances, future cash flows from operations and the borrowing capacity under its credit facility. The Company believes that these resources will be sufficient to fund capital expenditures and meet other operating requirements, however, the Company would require additional capital resources in order to finance any future acquisition activities. There can be no assurance that the Company will be successful in obtaining debt or equity financing, if any, on terms that are favorable.

     The term loan and revolving credit facility, which aggregated approximately $52.9 million as of December 31, 1999, are due in the second quarter of 2001, which will cause them to be classified as current liabilities in the second quarter of 2000 pursuant to the current terms. If the Company is unable to obtain modifications related to its term loan and revolving credit facility, the Company projects that it may be out of compliance beginning in the second quarter of 2000 with the working capital covenant of its debt agreements. The Company is currently contacting its lenders to discuss extending the terms or modifying the covenants of the facility. Management believes that it will be successful in obtaining the modifications discussed above or successful alternative financing; however, there can be no assurances of such.

THE YEAR 2000 ISSUE

     During 1998 and 1999 the Company assessed the potential impact of Year 2000 issues and formulated and implemented a plan to address both its information technology ("IT") and non-IT systems issues. This plan involved a combination of hardware and software modifications, upgrades and replacements, including implementation of a new software package which not only addressed the Year 2000 issues but provided additional business process functionality for the future. The Company is essentially complete with its modifications, upgrades and replacements.

     The Company's estimated cost of Year 2000 compliance for its information systems, combined with capital expenditures for hardware and software involving functionality improvements approximated $7.5 million. The Company has experienced no significant business effects related to Year 2000 issues.

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

     During the fourth quarter of 1999 the Company recorded non-recurring adjustments which were individually significant but were not significant in the aggregate.

     The Company revised its estimate of deferred revenue relative to its bronze memorial pre-need program. Under this program, memorial products are sold on a pre-need basis and the basic memorial is produced and stored until the time of need when it is completed by applying dates and final finishing. During the fourth quarter the Company consolidated certain of its operations and reevaluated its estimated completion costs, which are estimated to be less due to anticipated economies of scale and reduced labor costs. The Company also reassessed the stage of completion of its memorial products and it was determined that the actual extent of completion exceeded original estimates. Based upon the analysis, management reduced the Company's deferred revenue estimate by approximately $1.1 million.

     Additionally, during the fourth quarter of 1999 the Company performed detailed analyses of inventory balances related to its merchandising system products and metal vault operations, and refined its accounting processes for inventories. These analyses were performed as a result of product design and sourcing changes, production facility consolidation efforts and market channel realignments which occurred during the second and third quarters of 1999, as well as of the implementation of the Company's new information systems throughout 1999. Based upon these analyses, an adjustment of approximately $1.8 million was recorded to write off and write down inventories.

     The Company also recorded other income of approximately $0.6 million resulting from a change in estimate relative to the ultimate settlement of litigation.

     The following table sets forth certain unaudited income statement data for each quarter of 1999 and 1998:

                                                             QUARTER ENDED
                                           --------------------------------------------------
                                           MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                           --------    -------    ------------    -----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Net sales...............................   $54,575     $50,207      $ 45,372        $47,888
Gross profit............................    17,555      16,089        14,789         13,691
Operating income........................     5,651       4,368         4,065          4,706
Net income..............................     2,515       1,803         1,409          1,586
Earnings per common share:
     Basic..............................       .28         .20           .16            .18
     Diluted............................       .28         .20           .16            .17
1998
Net sales...............................   $55,154     $60,680      $ 58,352        $56,009
Gross profit............................    16,768      17,420        15,064         15,895
Operating income........................     7,572       6,270         4,500          4,373
Net income..............................     4,418       2,899         1,810          1,663
Earnings per common share:
     Basic..............................       .50         .33           .20            .19
     Diluted............................       .48         .32           .20            .19

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to market risk, primarily from changes in interest rates. The Company continually monitors exposure to market risk and develops appropriate strategies to manage this risk. The Company is not exposed to any other significant market risks, including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. Management does not use significant derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

INTEREST RATE EXPOSURE

     The Company's exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates. At December 31, 1999, approximately 31.8% ($25.4 million) of the long-term debt was subject to variable interest rates. The annual effect of a hypothetical 100 basis point increase in interest rates, based upon the amount of floating rate debt outstanding at December 31, 1999, would be approximately $0.3 million. At December 31, 1999, the fair value of the Company's fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

FORWARD-LOOKING STATEMENTS

     Certain of the information relating to the Company contained or incorporated by reference in this Form 10-K is "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Form 10-K or made by management of the Company, other than statements of historical fact regarding the Company, are forward-looking statements. These statements, and all phases of the Company's operations, are subject to risks and uncertainties, any one of which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include or relate to, among other things, the availability of debt and equity financing on terms that are favorable to the Company, changes in demand for the Company's products and services that could be caused by a number of factors, including changes in death rate, cremation rates, competitive pressures and economic conditions, the effect of competition on the Company's ability to maintain margins on existing or acquired operations, the Company's ability to successfully integrate the operations of acquired companies with existing operations, including risks and uncertainties relating to its ability to achieve administrative and operating costs savings and anticipated synergies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item 8 are incorporated under
Item 14 in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Proposal -- Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act of 1934, as amended (the "Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item as to the management of the Company is hereby incorporated by reference from the information appearing under the caption "Compensation Tables" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Common Stock Outstanding and Principal Holders Thereof" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Transactions" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)  1 FINANCIAL STATEMENTS

     The following financial statements and the Report of Independent Accountants are filed as a part of this report on the pages indicated.

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants .................................   F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998 .............   F-3
Consolidated Statements of Income for the Years Ended
  December 31, 1999, 1998 and 1997 .......................................   F-4
Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 1999, 1998 and 1997 .................................   F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997 .......................................   F-6
Notes to the Consolidated Financial Statements ...........................   F-7

     (A)  2 FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedule and the Report of Independent Accountants on Financial Statement Schedule are included in this report on the pages indicated:

                                                                            PAGE
                                                                            ----
Report of Independent Public  Accountants on Financial
Statement Schedule .......................................................   F-2
Financial Statement Schedule
II -- Valuation and Qualifying Accounts ..................................   S-1

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

        EXHIBIT
         NUMBER                IDENTIFICATION OF EXHIBITS
        -------                --------------------------
          3.1     --     Certificate of Incorporation dated January 22, 1996
                         (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 [Reg. No.
                         333-00846]) ("Form S-1")

          3.2     --     Bylaws (incorporated by reference to Exhibit 3.2 to
                         Form S-1)

          4.1     --     Specimen Common Stock Certificate (incorporated by
                         reference to Exhibit 4.1 to Form S-1)

          10.1    --     Agreement between York Casket Company-IN and
                         District Lodge 90, and Local Lodge No. 2532 of the
                         International Association of Machinists and Aerospace
                         Workers, AFL-CIO dated June 12, 1999

          10.2    --     Senior Note Purchase Agreement among The York Group,
                         Inc. and The Variable Annuity Life Insurance Company dated June 30, 1994 (incorporated by reference to Exhibit 10.8 to Form S-1)

          10.3    --     First Amendment to the Senior Note Purchase
                         Agreement among The York Group, Inc. and The Variable
                         Annuity Life Insurance Company dated August 12, 1999
                         (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999) ("Third Quarter 1999 Form
                         10-Q)

          10.4    --     Amended and Restated Credit Agreement among The York
                         Group, Inc., ABN-AMRO Bank and certain financial institutions dated August 12, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Third
                         Quarter 1999 Form 10-Q)

          10.5    --     1990 Stock Incentive Plan (incorporated by reference
                         to Exhibit 10.10 to Form S-1)

          10.6    --     1991 Stock Incentive Plan (incorporated by reference
                         to Exhibit 10.11 to Form S-1)

          10.7    --     1996 Employee Stock Option Plan (incorporated by
                         reference to Exhibit 10.12 to Form S-1)

          10.8    --     1996 Independent Director Stock Option Plan
                         (incorporated by reference to Exhibit 10.13 to Form
                         S-1)

          10.9    --     The York Group, Inc. Nonqualified Deferred
                         Compensation Plan (incorporated by reference to Exhibit
                         10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

          10.10   --     Employment Agreement between The York Group, Inc.
                         and Gerald D. Runnels dated January 17, 1997
                         (incorporated by reference to Exhibit 10.12 to the Com-pany's 1997 Form 10-K)

          10.11   --     The York Group, Inc. Non-Employee Director Cash and
                         Equity Compensation Plan (incorporated by reference to
                         Exhibit 10.1 to the Company's Quarterly Report on Form
                         10-Q for the quarter ended June 30, 1997)

          10.12   --     Retention and Employment Arrangement between The
                         York Group, Inc. and Alfred M. Turner III

          10.13   --     Form of Distribution Agreement (incorporated by
                         reference to Exhibit 10.14 to the Company's 1997 Form
                         10-K)

          10.14   --     Distribution Agreement between The York Group, Inc.
                         and Artco Casket Company, Inc. dated effective January
                         1, 1997 (incorporated by reference to Exhibit 10.14 to the Company's 1997 Form 10-K)

          10.14   --     Agreement and Plan of Merger by and among The York
                         Group, Inc., Colonial Guild Acquisitions Corp., and
                         Colonial Guild, Ltd. dated February 17, 1998
                         (incorporated by reference to Exhibit 2.1 of the
                         Company's Current Report on Form 8-K dated March 25,
                         1998)

          21.1    --     Subsidiaries of the Registrant

          23.1    --     Consent of Arthur Andersen LLP

          27.1    --     Financial Data Schedule

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

March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                       TITLE                         DATE
      ---------                       -----                         ----

/s/ ROBERT T. RAKICH       Chairman of the Board               March 30, 2000
    ROBERT T. RAKICH

/s/ BILL W. WILCOCK        President, Chief Executive          March 30, 2000
    BILL W. WILCOCK          Officer and Director (Principal
                             Executive Officer)

/s/ THOMAS J. CRAWFORD     Executive Vice President,           March 30, 2000
    THOMAS J. CRAWFORD       Chief Operating Officer and
                             Director

/s/ H. JOE TRULOVE         Senior Vice President and           March 30, 2000
    H. JOE TRULOVE           Director

/s/ DAVID F. BECK          Vice President Finance,             March 30, 2000
    DAVID F. BECK            Chief Financial Officer and
                             Treasurer (Principal Financial
                             and Accounting Officer)

/s/ ALAN H. ELDER          Director                            March 30, 2000
    ALAN H. ELDER

/s/ ELDON P. NUSS          Director                            March 30, 2000
    ELDON P. NUSS

/s/ KIRK P. PENDLETON      Director                            March 30, 2000
    KIRK P. PENDLETON

/s/ ROGER W. SEVEDGE       Director                            March 30, 2000
    ROGER W. SEVEDGE

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Public Accountants .............................  F-2

     Consolidated Balance Sheets as of December 31, 1999 and 1998 .........  F-3

     Consolidated Statements of Income for the Years Ended
      December 31, 1999, 1998 and 1997 ....................................  F-4

     Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 1999, 1998 and 1997 ........................  F-5

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1999, 1998 and 1997 ...................................  F-6

     Notes to the Consolidated Financial Statements .......................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of The York Group, Inc.:

     We have audited the accompanying consolidated balance sheets of The York Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The York Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
February 28, 2000

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
               ASSETS
                                            DECEMBER 31,
                                       ----------------------
                                          1999        1998
                                       ----------  ----------
CURRENT ASSETS:
  Cash and cash equivalents..........  $       17  $    3,449
  Trade accounts and notes
     receivable, net of allowance for
     doubtful accounts and returns
     and allowances of $4,331 and
     $3,854, respectively
       Stockholders and affiliates...       3,518       4,315
       Other.........................      31,492      27,809
  Inventories, net...................      33,980      34,841
  Prepaid expenses...................       2,225       2,984
  Deferred tax asset.................       4,007       5,826
                                       ----------  ----------
          Total current assets.......      75,239      79,224
PROPERTY, PLANT AND EQUIPMENT, net...      62,374      60,226
GOODWILL, net........................      65,899      62,200
DEFERRED COSTS AND OTHER ASSETS,
  net................................      10,139       7,614
                                       ----------  ----------
          Total assets...............  $  213,651  $  209,264
                                       ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term
     debt............................  $   18,703  $    4,718
  Accounts payable...................      15,520       8,018
  Accrued expenses...................      13,494      16,179
                                       ----------  ----------
          Total current
             liabilities.............      47,717      28,915
                                       ----------  ----------
LONG-TERM DEBT, net of current
  portion............................      61,355      79,267
                                       ----------  ----------
OTHER NONCURRENT LIABILITIES.........       6,357       7,822
                                       ----------  ----------
DEFERRED TAX LIABILITIES.............       6,813       8,173
                                       ----------  ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
     1,000,000 shares authorized and
     unissued........................          --          --
  Common stock, $.01 par value,
     25,000,000 shares authorized;
     8,940,950 and 8,930,950 shares
     issued and outstanding..........          89          89
  Additional paid-in capital.........      40,455      40,390
  Cumulative foreign currency
     translation adjustment..........         267        (103)
  Retained earnings..................      50,598      44,711
                                       ----------  ----------
          Total stockholders'
             equity..................      91,409      85,087
                                       ----------  ----------
          Total liabilities and
             stockholders' equity....  $  213,651  $  209,264
                                       ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               YEAR ENDED DECEMBER 31,
                                          ----------------------------------
                                             1999        1998        1997
                                          ----------  ----------  ----------
NET SALES (including sales to
  stockholders and affiliates of $33,268
  in 1999, $32,767 in 1998 and $33,670
  in 1997)..............................  $  198,042  $  230,195  $  178,690
COST OF SALES...........................     135,918     165,048     130,144
                                          ----------  ----------  ----------
          Gross profit..................      62,124      65,147      48,546
OTHER OPERATING EXPENSES................      43,334      42,432      28,439
                                          ----------  ----------  ----------
          Operating income..............      18,790      22,715      20,107
OTHER INCOME (EXPENSE):
     Interest income....................          98         647       1,679
     Interest expense...................      (6,709)     (5,379)     (2,329)
     Other income.......................         610          --          --
                                          ----------  ----------  ----------
                                              (6,001)     (4,732)       (650)
                                          ----------  ----------  ----------
INCOME BEFORE INCOME TAXES..............      12,789      17,983      19,457
INCOME TAX PROVISION....................       5,476       7,193       7,394
                                          ----------  ----------  ----------
NET INCOME..............................  $    7,313  $   10,790  $   12,063
                                          ==========  ==========  ==========
EARNINGS PER SHARE:
     Basic..............................  $      .82  $     1.21  $     1.38
                                          ==========  ==========  ==========
     Diluted............................  $      .81  $     1.19  $     1.34
                                          ==========  ==========  ==========
SHARES USED IN COMPUTING EARNINGS PER
  SHARE:
     Basic..............................       8,937       8,922       8,712
                                          ==========  ==========  ==========
     Diluted............................       9,028       9,085       8,979
                                          ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 ACCUMULATED
                                              COMMON STOCK        ADDITIONAL        OTHER
                                           -------------------     PAID-IN      COMPREHENSIVE    RETAINED
                                             SHARES      VALUE     CAPITAL         INCOME        EARNINGS
                                           ----------    -----    ----------    -------------    ---------
BALANCE AT DECEMBER 31, 1996............    8,387,119    $ 84      $ 30,946        $    --        $ 25,042
     Exercise of common stock options...       26,500      --           265             --              --
     Common stock issued in connection
       with acquisitions................      493,331       5         8,998             --              --
     Net income.........................           --      --            --             --          12,063
     Dividends declared ($.16 per
       share)...........................           --      --            --             --          (1,756)
                                           ----------    -----    ----------    -------------    ---------
BALANCE AT DECEMBER 31, 1997............    8,906,950      89        40,209             --          35,349
     Exercise of common stock options...       24,000      --           181             --              --
     Net income.........................           --      --            --             --          10,790
     Dividends declared ($.16 per
       share)...........................           --      --            --             --          (1,428)
     Foreign currency translation
       adjustment.......................           --      --            --           (103)             --
                                           ----------    -----    ----------    -------------    ---------
BALANCE AT DECEMBER 31, 1998............    8,930,950      89        40,390           (103)         44,711
     Exercise of common stock options...       10,000      --            65             --              --
     Net income.........................           --      --            --             --           7,313
     Dividends declared ($.16 per
       share)...........................           --      --            --             --          (1,426)
     Foreign currency translation
       adjustment.......................           --      --            --            370              --
                                           ----------    -----    ----------    -------------    ---------
BALANCE AT DECEMBER 31, 1999............    8,940,950    $ 89      $ 40,455        $   267        $ 50,598
                                           ==========    =====    ==========    =============    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                          1999        1998        1997
                                       ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................  $    7,313  $   10,790  $   12,063
  Adjustments to reconcile net income
     to net cash provided by
     operating activities --
  Depreciation and amortization......      10,626       8,518       5,212
  Provision for doubtful accounts....         142         370         104
  (Gain)/loss on disposition of
     property, plant and equipment...         (27)         95         187
  Deferred income tax (benefit)
     provision.......................      (1,390)       (263)       (644)
  Decrease/(increase) in:
     Trade accounts and notes
       receivable....................      (2,325)     (5,689)     (1,459)
     Inventories.....................       1,763       5,889      (4,714)
     Prepaid expenses................         822        (162)      1,168
     Deferred tax assets.............          --       1,211      (1,416)
     Deferred costs and other
       assets........................      (1,419)     (6,506)     (1,012)
  Increase/(decrease) in:
     Accounts payable................       6,626        (648)     (2,328)
     Accrued expenses................      (4,770)     (1,844)       (731)
     Other noncurrent liabilities....         (67)      1,086       2,059
                                       ----------  ----------  ----------
          Net cash provided by
            operating activities....      17,294      12,847       8,489
                                       ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections of notes receivable....         155         360         637
  Capital expenditures...............      (6,641)     (7,294)     (9,376)
  Acquisitions, net of cash acquired
     of $491, $17,582 and $3,525,
     respectively....................      (5,034)    (66,696)     (9,825)
                                       ----------  ----------  ----------
          Net cash used in investing
            activities...............     (11,520)    (73,630)    (18,564)
                                       ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
     stock, net of issuance costs....          65         181         265
  Proceeds from issuance of long-term
     debt............................      31,925      77,000          --
  Repayments of long-term debt and
     capitalized lease obligations...     (40,140)    (26,896)     (4,896)
  Dividends paid.....................      (1,426)     (1,428)     (1,756)
                                       ----------  ----------  ----------
          Net cash provided by (used
            in) financing activities.      (9,576)     48,857      (6,387)
                                       ----------  ----------  ----------
EFFECTS OF EXCHANGE RATE CHANGES ON
  CASH...............................         370        (103)         --
                                       ----------  ----------  ----------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS........................      (3,432)    (12,029)    (16,462)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR............................       3,449      15,478      31,940
                                       ----------  ----------  ----------
CASH AND CASH EQUIVALENTS, END OF
  YEAR...............................  $       17  $    3,449  $   15,478
                                       ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
     Purchases of equipment under
       capital leases................  $    1,707  $    3,722  $       --
                                       ==========  ==========  ==========
     Reductions of lease receivables
       through application of earned
       rebates.......................  $      654  $      438  $       --
                                       ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of The York Group, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

  NATURE OF OPERATIONS

     The Company manufactures caskets, casket components, metal vaults and bronze commemorative products in the United States and sells those products primarily for use domestically. The Company also provides merchandising and product assortment planning displays and architectural and interior design services.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

  REVENUE RECOGNITION

     The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101. Revenue is recognized as products are shipped and services are rendered. The Company offers price discounts to funeral homes participating in programs for volume purchases. The cost of these programs is based on a percentage of the distributors' selling prices. Discounts and rebates are estimated and reported as a reduction of sales at the time the Company's products are sold.

  CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 1999, cash equivalents represented an interest in cash management funds that invest in government securities that are subject to daily redemption, and at December 31, 1998 represented such funds and commercial paper.

  INVENTORIES

     Inventories are valued at the lower of cost or market. The Company values wood product, metal stamping and casket product inventories using the LIFO method. All other inventories are valued using the FIFO method.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost and include alterations and betterments which improve or extend useful lives. Maintenance and repairs are reflected in operations as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the various assets. Estimated useful lives range from 15 to 20 years for buildings and building improvements and 5 to 10 years for machinery, equipment, furniture and fixtures. Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $7.5 million, $6.2 million and $4.5 million, respectively. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in results of operations.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  GOODWILL

     Goodwill represents cost in excess of the fair value of net tangible and intangible assets acquired and is amortized on a straight-line basis, generally for periods of 25 years for distribution operations and 20 to 40 years for manufacturing operations. Amortization expense recognized during 1999, 1998 and 1997 was approximately $2.3 million, $1.5 million and $0.6 million, respectively, and accumulated amortization was $4.3 million and $2.0 million at December 31, 1999 and 1998, respectively.

  DEFERRED COSTS AND OTHER ASSETS

     Deferred costs include financing costs related to debt issuance which are amortized over the terms of the borrowings on a straight-line basis. Other assets include the long-term portion of notes and leases receivable.

  LONG-LIVED ASSETS

     The Company evaluates the recoverability of property, plant and equipment and intangible assets if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  INCOME TAXES

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

  COMPREHENSIVE INCOME

     Comprehensive income is the total of net income and all other non-owner changes in equity. The Company had 1999 and 1998 comprehensive income of $7.7 million and $10.7 million, respectively, consisting of net income and foreign currency translation adjustments. The only component of 1997 comprehensive income was net income.

  EARNINGS PER SHARE

     Basic earnings per share ("basic EPS") excludes dilution and is determined by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share ("diluted EPS") reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock (see Note 7).

     A reconciliation of weighted-average shares outstanding to shares used in computing diluted EPS is as follows:

                                             1999         1998         1997
                                          -----------  -----------  -----------
Weighted-average shares outstanding.....    8,936,783    8,922,040    8,712,496
Dilutive securities consisting of
  options and convertible debt..........       90,988      163,142      266,193
                                          -----------  -----------  -----------
Shares used in computing diluted EPS....    9,027,771    9,085,182    8,978,689
                                          ===========  ===========  ===========

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 financial statements contained herein to conform to the classifications presented in 1999.

2.  ACQUISITIONS:

     On January 17, 1997, the Company acquired substantially all of the business assets and assumed the associated debts and liabilities of Houston Casket Company, Inc. ("Houston Casket"), a casket distributor with operations in Texas and New Mexico. The acquisition was accounted for using the purchase method of accounting. The purchase price of approximately $9.1 million consisted of $1.9 million in cash, $2.5 million of subordinated promissory notes, $2.0 million of convertible subordinated promissory notes and the assumption of $2.7 million of debt. The goodwill of approximately $4.9 million is being amortized on a straight-line basis over 25 years. In addition, the two shareholders of Houston Casket entered into non-competition agreements, the cost of which is recognized ratably over the term of the agreements.

     On May 13, 1997, the Company acquired all of the outstanding shares of West Point Casket Company, Inc., a manufacturer and distributor of caskets and metal burial vaults. The merger was accounted for using the purchase method of accounting. The goodwill of approximately $1.4 million is being amortized on a straight-line basis over 25 years. The $17.0 million purchase price consisted of $7.8 million in cash and 493,331 shares of The York Group, Inc. common stock valued at $9.2 million.

     On October 31, 1997, the Company acquired substantially all of the operating assets and assumed the associated liabilities of Sacramento Casket Company, Inc., a casket distributor serving northern California. The acquisition was accounted for using the purchase method of accounting. The purchase price consisted of $3.2 million in cash. The goodwill of approximately $2.2 million is being amortized on a straight-line basis over 25 years.

     On March 16, 1998, the Company acquired all of the outstanding shares of Colonial Guild, Ltd., a manufacturer of bronze memorialization and commemorative products, with 1997 annual revenues of approximately $40.0 million. The purchase price of approximately $78.6 million was financed using available cash and the Company's revolving credit facility. The acquisition was accounted for as a purchase and the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the dates of acquisition. The goodwill of approximately $49.5 million is being amortized on a straight-line basis over 40 years.

     On February 20, 1998, the Company acquired certain assets and assumed certain liabilities of Laurel-Bargo Vault Company, a metal vault manufacturer, for $1.8 million in cash. On May 22, 1998, the Company acquired the outstanding stock of Puget Sound Casket Co. and Oregon Casket Company, Inc., casket distributors, for a total cash consideration of $1.2 million. On June 1, 1998, the Company acquired substantially all of the operating assets and assumed the associated liabilities and debt of Cercueil Lauziere, Inc., a Canadian wood casket manufacturer, for $0.8 million in cash. These acquisitions were accounted for using the purchase method of accounting. The goodwill of approximately $2.7 million is being amortized on a straight-line basis over 15 to 40 years.

     On April 19, 1999, the Company acquired all of the outstanding common stock of Star Manufacturing Corporation, an assembler of metal caskets. The acquisition was accounted for using the purchase method of accounting. The purchase price of approximately $4.0 million consisted of $2.0 million in cash with the remainder payable in cash on or before March 31, 2000. The goodwill of approximately $3.1 million is being amortized on a straight-line basis over 7.5 years.

     On April 30, 1999, the Company acquired all of the outstanding common stock of OMC Industries, Inc., a manufacturer of cast metal signage products. The acquisition was accounted for using the purchase

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

method of accounting. The purchase price consisted of approximately $3.5 million in cash. The goodwill of approximately $2.4 million is being amortized on a straight-line basis over 20 years.

     Pro forma unaudited consolidated operating results of the Company and the acquired companies for the years ended December 31, 1999 and 1998, assuming the acquisitions had been made as of January 1, 1998, are summarized and included in the table below. Permitted pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable and expected to have a continuing impact. Pro forma adjustments reflecting anticipated "efficiencies" in operations resulting from a transaction are, under most circumstances, not permitted. As a result of the limitations imposed with regard to the types of permitted pro forma adjustments, the Company believes that this unaudited pro forma information is not indicative of future results of operations, nor the results of historical operations had the acquisitions been consummated as of the assumed dates.

                  PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

                                               COLONIAL
                                    AS           GUILD,
                                 REPORTED         LTD.       OTHERS      TOTAL
                                ----------     ---------    -------   ----------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
December 31, 1999
   Net sales................... $  198,042          --     $ 1,644   $  199,686
   Net income..................      7,313          --        (217)       7,096
   Basic earnings per share....        .82          --        (.02)         .80
   Diluted earnings per share..        .81          --        (.02)         .79
December 31, 1998
   Net sales................... $  230,195    $  8,161     $11,427   $  249,783
   Net income..................     10,790      (1,080)       (889)       8,821
   Basic earnings per share....       1.21        (.12)       (.10)         .99
   Diluted earnings per share..       1.19        (.12)       (.10)         .97

3.  NOTES AND LEASES RECEIVABLE:

     Long-term notes and leases, included in deferred costs and other assets, bear interest at 7% to 12% with maturities through 2005. Unearned income related to leases receivable is approximately $1.4 million at December 31, 1999. Gross annual maturities, by calendar year, are as follows:

                                        NOTES RECEIVABLE     LEASES RECEIVABLE
                                        -----------------    ------------------
                                                    (IN THOUSANDS)
2000.................................         $ 328                $1,540
2001.................................           109                 1,661
2002.................................            79                 1,476
2003.................................            56                 1,446
2004.................................            42                   940
Thereafter...........................            18                   968
                                             ------              --------
                                                632                 8,031
Less current portion.................           328                 1,540
                                             ------              --------
          Total long-term notes and
             leases receivable.......         $ 304                $6,491
                                             ======              ========

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  LONG-TERM DEBT:

     Long-term debt and capitalized lease obligations consisted of the following:

                                                       DECEMBER 31,
                                                 ------------------------
                                                    1999           1998
                                                 ---------      ---------
                                                       (IN THOUSANDS)
Senior notes .................................    $16,369        $21,429
Term loan ....................................     32,000           --
Revolving credit facility ....................     20,944         54,500
Convertible subordinated promissory
  notes, conversion price $22.00 .............      2,000          2,000
Subordinated promissory notes ................      2,500          2,500
Deferred purchase obligation .................      1,852           --
Capitalized lease obligations ................      3,775          3,440
Other, interest payable at 8.5% to 9.50% .....        618            116
                                                  -------        -------
                                                   80,058         83,985
Less current portion .........................     18,703          4,718
                                                  -------        -------
          Total long-term debt and
             capitalized lease
             obligations .....................    $61,355        $79,267
                                                  =======        =======

     On June 30, 1994, the Company completed the private placement of $25.0 million of senior notes (the "Senior Notes") with an insurance company. The Senior Notes were amended effective August 12, 1999. The Senior Notes, as amended are secured, have a final maturity of June 30, 2004 and provide for a fixed interest rate of 8.37% per annum. Interest is payable semi-annually in arrears, with principal payments due in monthly installments which began on June 30, 1998. The Senior Notes require that certain financial conditions and ratios be maintained and restrict the level of dividend payments and additional borrowings. Further, the Senior Notes contain cross-default provisions with the Company's other borrowing facilities.

     The Company amended and restated its $60.0 million revolving credit facility (the "Facility") in August 1999. Under the terms of the amended agreement, the Facility consists of a $35.0 million amortizing term loan and a revolving credit facility providing for borrowings and the issuance of letters of credit in an aggregate amount equal to the lesser of $25.0 million or a borrowing base, as defined. The terms of the Facility provide for an interest rate to be based, at the Company's option, upon an adjusted LIBOR rate or prime rate. Adjustment factors are based upon certain financial ratios, as defined, with a specified ceiling (LIBOR +2.50%; Prime +1.50%) and floor (LIBOR +1.75%; Prime +.75%). The Facility requires a fee of .50%, payable monthly, on the unused portion of the Facility. The Facility is secured and expires on June 30, 2001. The Facility is secured by substantially all of the Company's assets, including the stock of all the Company's subsidiaries, does not permit the payment of cash dividends under certain circumstances and requires the Company's compliance with certain leverage, net worth and debt service covenants. The Facility also contains a limitation on the Company's capital expenditures and contains cross-default provisions with the Company's other borrowing facilities. The Facility and the Senior Notes are guaranteed by the Company's subsidiaries. The banks and the holder of the Senior Notes have entered into an intercreditor agreement whereby both sets of creditors have a security interest in substantially all of the Company's assets.

     The term loan and revolving credit facility, which aggregated approximately $52.9 million as of December 31, 1999, are due in the second quarter of 2001, which will cause them to be classified as current liabilities in the second quarter of 2000 pursuant to the current terms. If the Company is unable to obtain modifications related to its term loan and revolving credit facility, the Company projects that it may be out of compliance beginning in the second quarter of 2000 with the working capital covenant of its debt

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

agreements. The Company is currently contacting its lenders to discuss extending the terms or modifying the convenants of the facility. Management believes that it will be successful in obtaining the modifications discussed above or successful alternative financing; however, there can be no assurances of such.

     The convertible subordinated promissory notes and the subordinated promissory notes were issued in connection with the Company's acquisition of Houston Casket in January 1997, and were amended and restated in January 2000. The convertible subordinated promissory notes, as amended, provide for a fixed interest rate of 9.0% per annum. Principal and interest are payable monthly through June 2001. The subordinated promissory notes, as amended, provide for a fixed interest rate of 9.0% per annum. Interest is payable monthly with the principal balance due June 2001.

     The deferred purchase price obligation relates to the Company's acquisition of Star Manufacturing Corporation (see Note 2) is non-interest bearing and is due by March 31, 2000. This obligation has been discounted to fair value using an 8% discount rate.

     The Company is obligated under capital leases for the purchase of information systems hardware and software. The leases are for terms of three to five years at an effective interest rate of approximately 7.0%.

     Aggregate annual maturities of debt and capitalized lease obligations, by calendar year, are as follows:

                                                   CAPITALIZED
                                                      LEASE
                                         DEBT      OBLIGATIONS
                                       ---------   -----------
                                           (IN THOUSANDS)
2000.................................  $  17,020     $ 1,942
2001.................................     49,988       1,694
2002.................................      3,627         355
2003.................................      3,620         132
2004.................................      1,839          36
Thereafter...........................        189          --
                                       ---------   -----------
                                          76,283       4,159
Less amount representing interest....         --         384
                                       ---------   -----------
                                       $  76,283     $ 3,775
                                       =========   ===========

     Interest paid during 1999, 1998 and 1997 totaled approximately $5.9 million, $5.2 million and $2.3 million, respectively.

     The estimated fair value of the Company's long-term debt and all other financial instruments at December 31, 1999 approximates the carrying value. The fair value was estimated using market interest rates for similar types of instruments.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  INCOME TAXES:

     The components of income tax expense are as follows:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Current:
     Federal.........................  $   4,560  $   7,033  $   7,233
     State...........................        457        378        805
                                       ---------  ---------  ---------
                                           5,017      7,411      8,038
                                       ---------  ---------  ---------
Deferred:
     Federal.........................        459       (198)      (530)
     State...........................     --            (20)      (114)
                                       ---------  ---------  ---------
                                             459       (218)      (644)
                                       ---------  ---------  ---------
                                       $   5,476  $   7,193  $   7,394
                                       =========  =========  =========

     Deferred tax assets and liabilities result from temporary differences between the financial statement and tax bases of assets and liabilities. The significant components of deferred tax assets/(liabilities) are as follows:

                                              DECEMBER 31,
                                          ---------------------
                                             1999       1998
                                          ----------  ---------
                                             (IN THOUSANDS)
Deferred tax assets:
     Environmental reserves.............  $      156  $     485
     Accounts and notes receivable
       reserves.........................       1,712      1,295
     Inventory capitalization...........         528        458
     Employee benefit accruals..........         281        553
     Rebate reserves....................       1,353      1,442
     Deferred revenue...................       1,582      1,440
     Other, net.........................       1,859      1,528
                                          ----------  ---------
          Gross deferred tax assets.....  $    7,471  $   7,201
                                          ==========  =========
Deferred tax liabilities:
     Depreciable and amortizable
       assets...........................      (7,049)    (6,577)
     LIFO reserves......................        (166)      (571)
     Other..............................      (3,062)    (2,400)
                                          ----------  ---------
          Gross deferred tax
             liabilities................     (10,277)    (9,548)
                                          ----------  ---------
          Net deferred tax
             liabilities................  $   (2,806) $  (2,347)
                                          ==========  =========

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

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation between the U.S. Federal statutory rate and the Company's effective tax rate is as follows:

                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                            1999       1998       1997
                                          ---------  ---------  ---------
U.S. Federal statutory rate.............       35.0%      35.0%      35.0%
State income taxes, net of Federal tax
  benefit...............................        2.3        1.3        2.1
Non-deductible goodwill.................        5.0        2.4        0.3
Miscellaneous other non-deductible
  expenses..............................        0.5        1.3        0.6
                                          ---------  ---------  ---------
                                               42.8%      40.0%      38.0%
                                          =========  =========  =========

     Cash paid for income taxes during 1999, 1998 and 1997 was $3.6 million, $7.0 million and $7.5 million, respectively.

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

     The annual payments for operating leases, by calendar year, are as follows:

                                                (IN THOUSANDS)
                                                --------------
     2000....................................       $2,088
     2001....................................        1,854
     2002....................................        1,544
     2003....................................        1,061
     2004....................................          529
     Thereafter..............................        1,277
                                                --------------
     Total minimum lease payments............       $8,353
                                                ==============

     The Company's rental expense under operating leases for the years ended December 31, 1999, 1998 and 1997 amounted to $3.3 million, $3.3 million and $2.6 million, respectively.

  DEFINED CONTRIBUTION PLANS

     The Company maintains three defined contribution plans for eligible employees, as defined. Company contributions to the plans totaled $690,000, $749,000 and $514,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

  ENVIRONMENTAL MATTERS

     In 1991, the Georgia Department of Natural Resources (the "GDNR") issued a Notice of Violation -- Consent Order alleging that the Company's Lawrenceville, Georgia facility was storing and treating

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

hazardous wastes without a permit and allegedly had violated certain other hazardous waste regulations in the operation of its electroplating line and associated wastewater treatment system. On November 8, 1991, the Company and the GDNR entered into a Consent Order (the "1991 Order") in settlement of the allegations. The 1991 Order was subsequently amended in 1994 to reflect the plan to conduct closure under Georgia laws and rules of the alleged waste management unit or units at the facility and to require some additional remediation, monitoring and investigation commitments on the Company's part. The GDNR approved the revised closure plan and post-closure plan for the facility in August 1995. Moreover, the GDNR issued a Hazardous Waste Facility Permit effective September 27, 1995, to document these post-closure care requirements. The Company has provided financial assurance in the form of a letter of credit in the amount of approximately $0.9 million to secure its post-closure obligations.

     It is the Company's belief that future environmental costs relative to the Lawrenceville facility will be annual monitoring and compliance expenditures. At December 31, 1999, the Company had an accrual of approximately $0.4 million which is based on management's best estimate of the minimum costs to be incurred, which was developed predicated on the information available to date and the advice of an independent environmental consultant.

     In August 1999, the Company received from the United States Environmental Protection Agency ("EPA") a General Notice letter relating to the Company's facility in York, Pennsylvania. The letter notified the Company of its potential liability under the Comprehensive Environmental Response Compensation and Liability Act for response action and cleanup at a site known as the Old City of York Landfill, located in York, Pennsylvania (the "Site") and advised the Company that in 1991 the EPA sent an information request to the Company concerning the Company's potential liability for waste it allegedly generated that may have been disposed of at the Site. In 1987, the United States, the City of York, and other parties entered on Administrative Order by Consent, which addressed the Site cleanup and response action, and imposed responsibilities upon the named parties. Since that time, response action and cleanup at the Site has been ongoing. Expenses incurred to date are in excess of $4,000,000 - $5,000,000. Total response costs are not known at this time, as the EPA estimates cleanup could continue for as long as thirty years. The cleanup relates to groundwater and domestic wells contaminated with volatile organic compounds from waste disposal practices at the Site. While the Company has not been joined in any lawsuit or administrative order relating to the Site or its cleanup, it is typical for the EPA to assert that all parties responsible for improper waste disposal at the Site are jointly and severally responsible for cleanup costs. The Company is currently investigating its relationship to the Site. At this time, the Company does not have sufficient information to quantify the liability, if any, that may result related to the cleanup and response action at the Site.

  INSURANCE

     The Company participates in a retrospectively rated workers' compensation insurance agreement. In the opinion of management the Company has adequately accrued for all liabilities arising from this agreement based upon the total incremental amount that would be paid based upon experience to date. The Company has a letter of credit outstanding in the amount of $1.1 million, which expires in December 2000, related to this agreement. As of December 31, 1999, no amounts have been drawn against this letter of credit.

     The Company is also self-insured for a certain portion of annual healthcare costs. Management believes the Company's accrual for estimated potential claim costs to satisfy the deductible and self-insurance provisions of the insurance policies for claims occurring through December 31, 1999 to be adequate.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  OTHER MATTERS

     The Company is involved in various legal proceedings incidental to the conduct of its business.

     The Company and its wholly-owned subsidiary, York Agency, Inc. (the "Agency"), has filed a breach of contract action against Allianz Life
Insurance Company of North America ("Allianz"). Allianz filed breach of contract counterclaims against the Company and the Agency. This matter is currently in the discovery process. The Company intends to vigorously pursue its action against Allianz and intends to aggressively defend Allianz's action against the Company. No meaningful evaluation of outcome can be made of the case at this time; however, the Company does not expect the outcome of the case to have a material adverse effect on the Company's financial position or results of operations.

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

     The 1996 Employee Plan, as amended, is designed as an incentive for key employees. The plan permits the grant of options to purchase up to 900,000 shares of common stock through January 24, 2006, the plan termination date. Exercise prices and vesting periods of options are determined by the Board of Directors within the provisions of the plan. The exercise price of the options granted in 1999, 1998 and 1997 was equal to the fair market value of the stock at the date of each grant. Options expire 10 years from the date of grant.

     The 1996 Director Plan is designed as incentive for independent members of the Board of Directors. The plan permits the grant of options to purchase up to 50,000 shares of common stock through January 24, 2006, the plan termination date. The exercise price of options granted in 1999, 1998 and 1997 was equal to the fair market value of the stock at the date of grant. The sale of shares issued upon exercise of options shall not be allowed until at least six months after the date the option is granted. Options granted under the 1996 Director Plan expire 10 years from the date of grant.

     There are no stock awards or stock appreciation rights outstanding under the 1990, 1991, 1996 Employee or 1996 Director Plans as of December 31, 1999.

     The Company records expense for its stock option plans if the exercise price is less than the current market value at the applicable grant date and, accordingly, no compensation cost has been recognized. Had

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

compensation cost for these plans been determined based on the fair value of the awards the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                           1999         1998          1997
                                        ---------    ----------    ----------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
     As reported.....................     $7,313      $ 10,790       $ 12,063
     Pro forma.......................      6,925        10,427         11,749
Basic EPS:
     As reported.....................        .82          1.21           1.38
     Pro forma.......................        .77          1.17           1.35
Diluted EPS:
     As reported.....................        .81          1.19           1.34
     Pro forma.......................        .77          1.15           1.31

     The pro forma fair value assumption was not applied to options granted prior to January 1, 1995, therefore, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     A summary of the status of the Company's four stock option plans at December 31, 1999, 1998 and 1997 and changes during the years then ended is presented in the tables and narrative below:

                                                     1999                        1998                         1997
                                           ------------------------    -------------------------    -------------------------
                                                       WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                                        AVERAGE                      AVERAGE                      AVERAGE
                                           SHARES    EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                           ------    --------------    -------    --------------    -------    --------------
Outstanding at beginning of year........   621,278       $14.99        587,400        $14.44        508,500        $12.41
Granted.................................   105,800         7.60         86,278         16.95        140,250         20.71
Exercised...............................   (10,000)        6.50        (24,000)         7.58        (26,500)         8.09
Expired/Canceled........................   (61,700)       13.82        (28,400)        15.64        (34,850)        15.10
                                           ------    --------------    -------                      -------
Outstanding at end of year..............   655,378        14.04        621,278         14.99        587,400         14.44
                                           ======                      =======                      =======
Options exercisable at year end.........   312,936                     246,349                      155,266
                                           ======                      =======                      =======
Weighted-average fair value of options
  granted during the year...............   $ 3.65                      $  5.74                      $  5.50

     As of December 31, 1999 100,300 of the 655,378 outstanding options have exercise prices of $6.44 to $7.84, a weighted-average exercise price of $7.59, a weighted-average remaining contractual life of 9.2 years and none of these are exercisable. The remaining 555,078 options have exercise prices of $13.00 to $21.25 with a weighted-average exercise price of $15.15 and a remaining contractual life of 6.7 years; 312,936 of these are exercisable with a weighted-average exercise price of $14.41.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted in 1999, 1998 and 1997:

                                           1999         1998         1997
                                        -------      -------      -------
Expected life of option..............   5 years      5 years      5 years
Risk-free interest rate..............       4.8%         5.6%         5.3%
Expected annual dividend per share of
  common stock.......................      $.16         $.16         $.16
Volatility of common stock...........      48.8%        31.7%        20.3%

8.  PENSION PLAN:

     Substantially all employees of Colonial Guild, Ltd. are eligible to participate in a defined benefit plan.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth the funded status and amounts included in the Company's consolidated balance sheet at December 31, 1999 and 1998 relating to the Company's defined benefit pension plan:

                                                           1999           1998
                                                         -------        -------
                                                             (IN THOUSANDS)
Changes in benefit obligation:
     Benefit obligations at beginning of
       year ......................................       $ 4,830        $ 4,373
     Service cost ................................           322            284
     Interest cost ...............................           328            279
     Actuarial gains .............................           122             15
     Benefits paid ...............................          (275)          (121)
                                                         -------        -------
     Benefit obligation at end of
       year ......................................       $ 5,327        $ 4,830
                                                         =======        =======
Change in plan assets:
     Fair value of plan assets at
       beginning of year .........................       $ 5,713        $ 5,551
     Actual return on plan assets ................           746             66
     Company contribution ........................           173            217
     Benefits paid ...............................          (275)          (121)
                                                         -------        -------
     Fair value of plan assets at end of
       year ......................................       $ 6,357        $ 5,713
                                                         =======        =======
Funded status of the plan ........................       $ 1,030        $   883
Unrecognized actuarial gains .....................          (347)          (194)
Unrecognized prior service cost ..................           110            120
Unrecognized net transition
  obligation .....................................           (47)           (52)
                                                         -------        -------
     Prepaid pension cost at end of
       year ......................................       $   746        $   757
                                                         =======        =======

     Net pension cost for 1999 and 1998 included the following components:

                                                            1999          1998
                                                         --------       --------
                                                             (IN THOUSANDS)
Service cost-benefits earned during the
  period ...........................................        $ 322         $ 284
Interest cost on projected benefit
  obligations ......................................          328           279
Actual return on plan assets .......................         (472)          (66)
Net deferrals ......................................            5          (222)
                                                            -----         -----
          Net periodic pension costs ...............        $ 183         $ 275
                                                            =====         =====

     Weighted average assumptions underlying the actuarial computations are as follows:

Discount rate ......................................        7.00%          7.00%
Expected return on plan assets .....................        8.00%          8.00%
Rate of compensation increase ......................        4.00%          4.00%

9.  RELATED PARTY TRANSACTIONS:

  TRADE TRANSACTIONS WITH STOCKHOLDERS

     During the years ended December 31, 1999, 1998 and 1997 the Company purchased goods and services from certain stockholders amounting to $2.0 million, $4.2 million and $4.4 million, respectively. At December 31, 1999 and 1998, the Company had trade liabilities to stockholders of $134,000 and $25,000, respectively.

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has a management agreement with a stockholder to operate both a textile warehouse and delivery service and a plastic injection molding operation. The stockholder provides manufacturing/warehouse space, utilities, direct and supervisory labor, consultation and marketing services. The Company is charged fees based on certain sales volumes. During 1999, 1998 and 1997 the Company paid the stockholder and recognized operating expense of $350,000, $470,000 and $463,000, respectively, under this agreement.

  OTHER TRANSACTIONS

     The Company acquired the business assets and assumed the associated liabilities of Houston Casket on January 17, 1997 (see Note 2). In connection with the acquisition, the Company issued $2.0 million of convertible subordinated promissory notes and $2.5 million of subordinated promissory notes to Houston Casket (see Note 4). Interest expense related to these notes was $308,000 in each of the years ended December 31, 1999 and 1998 and was $295,000 for the year ended December 31, 1997. The Company's Vice President of National Accounts and Distribution was a director of the Company and a significant stockholder of Houston Casket at the time of the acquisition.

     The Company acquired all of the outstanding common stock of Star Manufacturing Corporation on April 19, 1999 (see Note 2). Interest expense of $111,000 representing amortization of discount recorded on the deferred purchase obligation was recognized in 1999. One of the Company's directors was a significant stockholder of Star Manufacturing Corporation at the time of the acquisition.

10.  SCI SUPPLY AGREEMENT:

     Through 1998, the Company was involved in a supply agreement (the "Supply Agreement") with an affiliate of SCI. The Supply Agreement required the purchase of specific annual dollar volumes of the Company's caskets and expired at the end of 1998. Sales under the Supply Agreement accounted for approximately 17% and 22% of the Company's net sales in 1998 and 1997, respectively.

11.  SUPPLEMENTARY INFORMATON:

     The detail of certain balance sheet accounts was as follows:

                                              DECEMBER 31,
                                          --------------------
                                            1999       1998
                                          ---------  ---------
                                             (IN THOUSANDS)
Inventories:
  Raw materials.........................  $   9,295  $  13,204
  Work in process.......................      3,130      2,807
  Finished goods........................     21,555     18,830
                                          ---------  ---------
                                          $  33,980  $  34,841
                                          =========  =========
     Replacement value..................  $  35,928  $  37,645
                                          =========  =========

     The Company values substantially all of its metal stamping and casket product inventories and its wood product inventories under the LIFO method, which approximates 76% of consolidated inventories. All other inventories are valued under the FIFO method of inventory. The difference between the LIFO value and replacement value of inventory is approximately $1.9 million and $2.8 million at December 31,

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1999 and 1998, respectively. During the years ended December 31, 1999 and 1998, the effect on income from LIFO decrements was immaterial.

                                              DECEMBER 31,
                                          --------------------
                                            1999       1998
                                          ---------  ---------
                                             (IN THOUSANDS)
Property, plant and equipment:
  Land and improvements.................  $   4,746  $   4,819
  Buildings and improvements............     21,058     19,806
  Equipment.............................     66,317     56,745
  Construction-in-progress..............      4,724      6,144
                                          ---------  ---------
                                             96,845     87,514
  Less accumulated depreciation.........     34,471     27,288
                                          ---------  ---------
     Property, plant and equipment,
       net..............................  $  62,374  $  60,226
                                          =========  =========
Accrued expenses:
  Accrued rebates.......................  $   4,663  $   4,295
  Accrued compensation..................      3,352      4,832
  Accrued insurance.....................      1,662      1,694
  Other accrued expenses................      3,817      5,358
                                          ---------  ---------
                                          $  13,494  $  16,179
                                          =========  =========

12.  SEGMENT INFORMATION:

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

                     THE YORK GROUP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Financial information regarding the Company's segments is presented below:

                                          1999        1998        1997
                                       ----------  ----------  ----------
                                                 (IN THOUSANDS)
Net Sales:
     Caskets.........................  $  143,008  $  182,484  $  173,485
     Commemorative Products..........      44,274      37,796          --
     All other.......................      10,760       9,915       5,205
                                       ----------  ----------  ----------
          Consolidated net sales.....  $  198,042  $  230,195  $  178,690
                                       ==========  ==========  ==========
Operating Income:
     Caskets.........................  $   26,149  $   31,139  $   32,827
     Commemorative Products..........       9,170       6,646          --
     All other.......................     (16,529)    (15,070)    (12,720)
                                       ----------  ----------  ----------
          Consolidated operating
             income..................  $   18,790  $   22,715  $   20,107
                                       ==========  ==========  ==========
Depreciation and Amortization:
     Caskets.........................  $    6,085  $    5,927  $    4,870
     Commemorative Products..........       2,625       1,972          --
     All other.......................       1,916         619         342
                                       ----------  ----------  ----------
          Consolidated depreciation
             and amortization........  $   10,626  $    8,518  $    5,212
                                       ==========  ==========  ==========
Segment Assets:
     Caskets.........................  $  104,632  $  106,952  $  101,142
     Commemorative Products..........      79,154      74,700          --
     All other.......................      29,865      27,612      29,403
                                       ----------  ----------  ----------
          Consolidated assets........  $  213,651  $  209,264  $  130,545
                                       ==========  ==========  ==========
Capital Expenditures:
     Caskets.........................  $    2,474  $    4,567  $   10,250
     Commemorative Products..........       3,814      16,830          --
     All other.......................       3,442       6,452       2,788
                                       ----------  ----------  ----------
          Consolidated capital
             expenditures............  $    9,730  $   27,849  $   13,038
                                       ==========  ==========  ==========

13.  FOURTH QUARTER ADJUSTMENTS:

     During the fourth quarter of 1999 the Company recorded non-recurring adjustments which were individually significant but were not significant in the aggregate.

     The Company revised its estimate of deferred revenue relative to its bronze memorial pre-need program. Under this program, memorial products are sold on a pre-need basis and the basic memorial is produced and stored until the time of need when it is completed by applying dates and final finishing. During the fourth quarter the Company consolidated certain of its operations and reevaluated its estimated completion costs, which are estimated to be less due to anticipated economies of scale and reduced labor costs. The Company also reassessed the stage of completion of its memorial products and it was determined that the actual extent of completion exceeded original estimates. Based upon the analysis, management reduced the Company's deferred revenue estimate by approximately $1.1 million.

     Additionally, during the fourth quarter of 1999 the Company performed detailed analyses of inventory balances related to its merchandising system products and metal vault operations, and refined its accounting processes for inventories. These analyses were performed as a result of product design and sourcing changes, production facility consolidation efforts and market channel realignments which occurred during the second and third quarters of 1999, as well as of the implementation of the Company's new information systems throughout 1999. Based upon these analyses, an adjustment of approximately $1.8 million was recorded to write off and write down inventories.

     The Company also recorded other income of approximately $0.6 million resulting from a change in estimate relative to the ultimate settlement of litigation.

              THE YORK GROUP, INC. AND SUBSIDIARIES -- SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                           BALANCE AT      AMOUNTS                              BALANCE AT
                                            BEGINNING     CHARGED TO                               END
              DESCRIPTION                    OF YEAR       EXPENSE      OTHER     DEDUCTIONS     OF YEAR
----------------------------------------   -----------    ----------    ------    ----------    ----------
December 31, 1999:
     Allowance for doubtful accounts and
       returns and allowances...........     $ 3,484        $  142      $  145      $  (21)       $3,750
     Allowance for notes receivable.....         270            --         111          --           381
     Allowance for leases receivable....         200            --          --          --           200
December 31, 1998:
     Allowance for doubtful accounts and
       returns and allowances...........     $ 3,117        $   --      $  424      $  (57)       $3,484
     Allowance for notes receivable.....         100           170          --          --           270
     Allowance for leases receivable....          --           200          --          --           200
December 31, 1997:
     Allowance for doubtful accounts and
       returns and allowances...........     $ 1,829        $  104      $1,437      $ (253)       $3,117
     Allowance for notes receivable.....         100            --          --          --           100