Form 10-Q
period 2000-03-31
YORK GROUP INC \DE\
filed 2000-05-15
CIK 1007084

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended March 31, 2000

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

                         Commission file number: 0-28096

                          -----------------------------

                              THE YORK GROUP, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         76-0490631
-------------------------------                       ----------------------
(State or other jurisdiction of                         (I.R.S. employer
 incorporation or organization)                       identification number)

8554 KATY FREEWAY, SUITE 200, HOUSTON, TEXAS                   77024
--------------------------------------------                 ----------
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

YES [X]  NO [ ]

The number of shares outstanding of the registrant's common stock as of May 12, 2000 was 8,940,950.

                              THE YORK GROUP, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
Part I. Financial Information

        Item 1.Financial Statements

               Consolidated Balance Sheets -
                       March 31, 2000 (Unaudited) and December 31, 1999 ....  2

               Condensed Consolidated Statements of Income (Unaudited) -
                       Three months ended March 31, 2000 and 1999 ..........  3

               Consolidated Statements of Cash Flows (Unaudited) -
                       Three months ended March 31, 2000 and 1999 ..........  4

               Notes to Consolidated Financial Statements (Unaudited) ...... 5-7

        Item 2. Management's Discussion and Analysis of Results of
                       Operations and Financial Condition .................. 8-9

Part II. Other Information

        Item 6.Exhibits and Reports on Form 8-K ............................ 10


Signature................................................................... 11

                              THE YORK GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             MARCH 31,        DECEMBER 31,
                   ASSETS                                                                      2000              1999
                                                                                          ---------------   ---------------
                                                                                            (UNAUDITED)
Current assets:
   Cash and cash equivalents ..........................................................   $            19   $            17
   Trade accounts and notes receivable, net of allowance for doubtful accounts and returns and allowances of $4,132 in 2000 and $4,331 in 1999
             Stockholders and affiliates ..............................................             4,639             3,518
             Other ....................................................................            25,879            31,492
   Inventories, net ...................................................................            32,265            33,980
   Prepaid expenses ...................................................................             2,193             2,225
   Deferred tax assets ................................................................             3,907             4,007
                                                                                          ---------------   ---------------

             Total current assets .....................................................            68,902            75,239
                                                                                          ---------------   ---------------

Property, plant and equipment, net ....................................................            61,365            62,374
Goodwill, net .........................................................................            65,267            65,899
Deferred costs and other assets, net ..................................................            11,188            10,139
                                                                                          ---------------   ---------------

             Total assets .............................................................   $       206,722   $       213,651
                                                                                          ===============   ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ..................................................   $        19,919   $        18,703
   Accounts payable ...................................................................            13,495            15,520
   Accrued expenses ...................................................................            10,782            13,494
                                                                                          ---------------   ---------------

             Total current liabilities ................................................            44,196            47,717
                                                                                          ---------------   ---------------

Long-term debt, net of current portion ................................................            55,737            61,355
                                                                                          ---------------   ---------------

Other noncurrent liabilities ..........................................................             6,060             6,357
                                                                                          ---------------   ---------------

Deferred tax liabilities ..............................................................             7,460             6,813
                                                                                          ---------------   ---------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized and unissued ..........              --                --
   Common stock, $.01 par value, 25,000,000 shares authorized; 8,940,950
        shares issued and outstanding .................................................                89                89
   Additional paid-in capital .........................................................            40,455            40,455
   Cumulative foreign currency translation adjustment .................................               420               267
   Retained earnings ..................................................................            52,305            50,598
                                                                                          ---------------   ---------------

             Total stockholders' equity ...............................................            93,269            91,409
                                                                                          ---------------   ---------------

             Total liabilities and stockholders' equity ...............................   $       206,722   $       213,651
                                                                                          ===============   ===============

  The accompanying notes are an intergral part of these consolidated financial statements.

                              THE YORK GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                               ------------------------------------
                                                                                                     2000                 1999
                                                                                               ---------------      ---------------
Net sales (including sales to stockholders and
   affiliates of $9,736 and $12,753, respectively) .......................................     $        54,758      $        54,575

Cost of sales ............................................................................              38,518               37,020
                                                                                               ---------------      ---------------

          Gross profit ...................................................................              16,240               17,555

Other operating expenses .................................................................              11,416               11,904
                                                                                               ---------------      ---------------

          Operating income ...............................................................               4,824                5,651

Interest expense, net ....................................................................              (1,803)              (1,426)
                                                                                               ---------------      ---------------

Income before income taxes ...............................................................               3,021                4,225

Income tax provision .....................................................................               1,314                1,710
                                                                                               ---------------      ---------------

Net income ...............................................................................     $         1,707      $         2,515
                                                                                               ===============      ===============

Shares used in computing earnings per share:

        Basic ............................................................................               8,940                8,931
                                                                                               ===============      ===============
        Diluted ..........................................................................               9,034                9,037
                                                                                               ===============      ===============

Earnings per share:

        Basic ............................................................................     $          0.19      $          0.28
                                                                                               ===============      ===============
        Diluted ..........................................................................     $          0.19      $          0.28
                                                                                               ===============      ===============

  The accompanying notes are an intergral part of these consolidated financial statements.

                              THE YORK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                                 ----------------------------------
                                                                                                      2000                1999
                                                                                                 ---------------    ---------------
Cash flows from operating activities:
             Net income ......................................................................   $         1,707    $         2,515
             Adjustments to reconcile net income to net cash
               provided by operating activities -
                Depreciation and amortization ................................................             3,035              2,654
                Deferred income tax (benefit) ................................................               647               (112)
                Loss on disposition of property, plant and equipment .........................              --                    5
                Provision for doubtful accounts ..............................................                19                 34
                Decrease/(increase) in:
                   Trade accounts and notes receivable .......................................             4,856                163
                   Inventories ...............................................................             1,715             (2,945)
                   Prepaid expenses ..........................................................                32                344
                   Deferred costs and other assets ...........................................            (1,543)            (2,887)
                Increase/(decrease) in:
                   Accounts payable ..........................................................            (2,025)             1,559
                   Accrued expenses ..........................................................            (2,712)             1,823
                   Other liabilities .........................................................              (297)               462
                                                                                                 ---------------    ---------------

                   Net cash provided by operating activities .................................             5,434              3,615
                                                                                                 ---------------    ---------------

Cash flows from investing activities:

             Capital expenditures ............................................................            (1,183)            (1,731)
             Collection of notes receivable ..................................................              --                   79
                                                                                                 ---------------    ---------------

                   Net cash used in investing activities .....................................            (1,183)            (1,652)
                                                                                                 ---------------    ---------------

Cash flows from financing activities:

             Dividends paid ..................................................................              --                 (357)
             Repayments of long-term debt ....................................................           (21,202)            (3,929)
             Proceeds from issuance of long-term debt ........................................            16,800               --
                                                                                                 ---------------    ---------------

                   Net cash provided by (used in) financing activities .......................            (4,402)            (4,286)
                                                                                                 ---------------    ---------------

Effects of exchange rate changes on cash .....................................................               153               --
                                                                                                 ---------------    ---------------

Net (decrease) in cash and cash equivalents ..................................................                 2             (2,323)

Cash and cash equivalents, beginning of period ...............................................                17              3,449
                                                                                                 ---------------    ---------------

Cash and cash equivalents, end of period .....................................................   $            19    $         1,126
                                                                                                 ===============    ===============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES:

           Purchases of equipment under capital leases .......................................   $          --      $         1,587
                                                                                                 ===============    ===============
           Reductions of lease receivables through application of earned
               rebate ........................................................................   $           380    $           145
                                                                                                 ===============    ===============

  The accompanying notes are an intergral part of these consolidated financial statements.

                              THE YORK GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The York Group, Inc. and subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's December 31, 1999 audited financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K. In the opinion of the Company, all adjustments and eliminations, consisting only of normal and recurring adjustments, necessary to present fairly the consolidated financial statements have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year.

2.  SUPPLEMENTAL INFORMATION

                                                        MARCH 31,  DECEMBER 31,
                                                          2000         1999
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Inventories:
  Raw materials ....................................   $    8,160   $    9,295
  Work in process ..................................        3,005        3,130
  Finished goods ...................................       21,100       21,555
                                                       ----------   ----------
        Inventories, net ...........................   $   32,265   $   33,980
                                                       ==========   ==========

Property, Plant and Equipment:
  Land and improvements ............................   $    4,772   $    4,746
  Building and improvements ........................       20,345       21,058
  Equipment ........................................       70,147       66,317
  Construction-in-progress .........................        2,680        4,724
                                                       ----------   ----------
                                                           97,944       96,845
  Less: accumulated depreciation ...................       36,579       34,471
                                                       ----------   ----------
        Property, plant and equipment, net .........   $   61,365   $   62,374
                                                       ==========   ==========

3.    EARNINGS PER SHARE

Earnings per share data for all periods presented has been computed pursuant to SFAS No. 128, "Earnings Per Share" which requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At March 31, 2000 the Company had options outstanding for the purchase of an aggregate of 745,378 shares of common stock of which 645,378 shares are antidilutive and excluded from shares used in computing diluted EPS.

A reconciliation of weighted-average shares outstanding to shares used in computing diluted EPS is as follows:

                                                            2000         1999
                                                         ----------   ----------
Weighted-average shares outstanding ..................    8,940,950    8,930,950
Dilutive effect of securities consisting of options
 and convertible debt ................................       93,256      105,609
                                                         ----------   ----------
Shares used in computing diluted EPS .................    9,034,206    9,036,559
                                                         ==========   ==========

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

The Company's Casket Segment includes the manufacturing and distribution operations of a wide variety of metal, wood and other caskets, caskets components and metal burial vaults. The Company's Commemorative Products Segment produces and sells products, primarily cast bronze, which are used to commemorate people, places and events. The All Other Segment includes the Company's fleet operations, architectural services, merchandising products and services, and corporate expenses. Product transfers between industry segments are not material. The Company evaluates segment performance based upon operating income. Certain reclassifications have been made to the 1999 segment information to conform to the classification presented in 2000.

Interim financial information regarding the Company's segments is presented below:

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
Net Sales:
   Caskets .........................................   $   41,251    $   40,752
   Commemorative Products ..........................       10,760        10,913
   All other .......................................        2,747         2,910
                                                       ----------    ----------

     Consolidated net sales ........................   $   54,758    $   54,575
                                                       ==========    ==========

Operating Income:
   Caskets .........................................   $    8,995    $    7,947
   Commemorative Products ..........................          706         1,865
   All other .......................................       (4,877)       (4,161)
                                                       ----------    ----------

     Consolidated operating income .................   $    4,824    $    5,651
                                                       ==========    ==========

5. DEBT

Effective May 12, 2000, certain of the financial covenants related to the Company's term loan and revolving credit facility (debt) were modified through September 30, 2000. The Company may refinance its debt prior to September 30, 2000; however, were the Company unable to refinance its debt or receive modifications of certain of its fourth quarter debt covenants, the Company projects that it may be out of compliance with one or more of its debt covenants in the fourth quarter of 2000. Management believes that it will be successful in obtaining the fourth quarter modifications or successful alternative financing; however, there can be no assurances of such.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the first fiscal quarter of fiscal years beginning after December 31, 1999, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. Management believes that the Company's revenue recognition policy is in accordance with SAB 101.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

First quarter 2000 sales increased $0.2 million, or 0.3%, from the same period in 1999. Casket Segment sales increased approximately $0.5 million, or 1.2%, to $41.2 million in 2000 from $40.8 million in 1999. The increase reflects a quarter over quarter growth in sales through the Company's primary distribution network due to volume, modest price increases and better product mix. This was partially offset by a decrease in sales to Service Corporation International ("SCI") from the first quarter 1999 residual sales following the termination of their supply agreement with the Company. Sales of the Commemorative Products Segment decreased approximately $0.1 million, reflecting temporary production delays resulting in the continuing manufacturing facility consolidation, partially offset by sales of OMC Industries, Inc., which was acquired in the second quarter of 1999. Sales in the All Other Segment decreased approximately $0.2 million attributable to decreased sales of merchandising systems.

First quarter gross profit decreased $1.3 million, or 7.5%, to $16.2 million in 2000 compared to $17.5 million in 1999, and decreased as a percentage of sales to 29.7% from 32.2% in 1999. Gross profit was negatively affected by a decrease in gross profit from the Commemorative Products Segment from $4.5 million in 1999 to $3.0 million in 2000, and decreased as a percent sales to 28.3% in 2000 from 41.8 % in the 1999 quarter. This was primarily due to inefficiencies from plant closure activities at the Aiken, SC foundry and the associated start-up inefficiencies as the Aiken production was transferred to the Company's West Virginia foundry. The segment showed improved results later in the quarter due to expense reductions, improved quality and efficiency and elimination of expenses associated with the Aiken facility which closed at the end of February 2000. Gross profit margins of the Casket Segment increased from 30.0% in 1999 to 32.0% in 2000 due to the cost reduction efforts in 1999 after the loss of the SCI business and improved product mix.

Other operating expenses decreased $0.5 million or 4.1% to $11.4 million from $11.9 million in 1999, and decreased as a percentage of sales to 20.8% from 21.8% in 1999. The decrease reflects continued cost containment efforts in the casket segment after the loss of the SCI business and lower consulting fees, both partially offset by depreciation and personnel expenses attributed to the Company's Enterprise Resource Planning system.

Net interest expense increased $0.4 million in 2000 to $1.8 million. This increase reflects increased debt levels and higher interest rates, and the classification of deferred financing fee amortization as interest expense in 2000. Interest paid during the first quarter of 2000 and 1999 was approximately $1.2 million and $0.9 million, respectively.

Pretax income decreased $1.2 million to $3.0 million in 2000. The Company's effective tax rate increased to 43.5% in 2000 from 40.5% in the 1999 quarter, reflecting primarily the interaction of lower pretax income and increased non-deductible expenses, primarily goodwill. Cash paid for income taxes during the first quarter of 2000 and 1999 was $1.0 million and $0.1 million, respectively.

Net income decreased $.8 million to $1.7 million in 2000, and both basic and diluted earnings per share were $.19 in 2000 compared to $.28 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $.02 million at March 31, 2000, representing no change from December 31, 1999. During the first quarter of 2000, cash flows from operations totaled approximately $5.4 million, cash used in investing activities totaled approximately $1.2 million and cash used in financing activities totaled approximately $4.4 million.

Capital expenditures were $1.2 million and $1.7 million in the first quarter of 2000 and 1999, respectively. The Company has budgeted capital expenditures for 2000 of approximately $5.0 million. Major 2000 expenditures include routine maintenance and replacement projects, with no significant individual projects currently planned.

Long-term debt, including current maturities, at March 31, 2000, totaled $75.6 million, which primarily consisted of $15.5 million of senior notes (the "Senior Notes"), $30.0 million outstanding on the Company's bank term loan, $20.1 million outstanding on the Company's revolving credit facility, subordinated promissory notes totaling $4.3 million issued in conjunction with an acquisition, capital lease obligations totaling $3.3 million and deferred acquisition purchase cost of $1.9 million. Effective May 12, 2000, certain of the financial covenants related to the Company's term loan and revolving credit facility were modified through September 30, 2000. The Company may refinance its debt prior to September 30, 2000; however, were the Company unable to refinance its debt or receive modifications of certain of its fourth quarter debt covenants, the Company projects that it may be out of compliance with one or more of its debt covenants in the fourth quarter of 2000. Management believes that it will be successful in obtaining fourth quarter modifications or successful alternative financing; however, there can be no assurance of such.

Management believes that current cash balances, cash flows from operations, the remaining borrowing capacity available under the Revolver and the Company's access to credit markets are sufficient to meet the Company's anticipated capital expenditures and other operating requirements for the foreseeable future. There can be no assurance that the Company will be successful in obtaining debt or equity financing or refinancing, if any, on terms that are favorable.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon management's current expectations and assumptions. Important factors that could cause actual results to differ materially from those in forward-looking statements included herein include, among others, customer demands and the Company's reaction to such demands, changes in mortality and/or cremation rates, further consolidation in the funeral service industry, and fluctuations in the prices of raw materials and other manufacturing costs and the availability of debt and/or equity financing or refinancing options.

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

________________              THE YORK GROUP, INC.




                              By: /s/ G. BRUCE BROUSSARD
                                  ----------------------------------------------
                                  G. Bruce Broussard
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer and Duly
                                  Authorized Officer)