Form 10-Q
period 2000-06-30
YORK GROUP INC \DE\
filed 2000-08-14
CIK 1007084

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                       For the period ended June 30, 2000
                                       or

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
(State or other jurisdiction of              (I.R.S. employer identification
       organization)                             incorporation or number)

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

YES X  NO
   ---   ---


The number of shares outstanding of the registrant's common stock as of August 10, 2000 was 8,940,950.

                              THE YORK GROUP, INC.

                                      INDEX

                                                                           PAGE
Part I. Financial Information

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets -
                       June 30, 2000 (unaudited) and December 31, 1999..    2

                Condensed Consolidated Statements of Income (unaudited) -
                       Three and six months ended June 30, 2000
                       and 1999.........................................    3

                Condensed Consolidated Statements of Cash Flows
                       (unaudited) - Six months ended June 30, 2000
                       and 1999.........................................    4

                Notes to Condensed Consolidated Financial Statements
                       (unaudited) .....................................    5

        Item 2. Management's Discussion and Analysis of Results of
                       Operations and Financial Condition...............    8

Part II. Other Information

        Item 4. Submission of Matters to a Vote of Security Holders.....   11

        Item 6. Exhibits and Reports on Form 8-K .......................   11


        Signature.......................................................   12

                      THE YORK GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                JUNE 30,  DECEMBER 31,
                           ASSETS                                 2000       1999
                                                                --------   --------
                                                               (UNAUDITED) (AUDITED)
Current assets:
  Cash and cash equivalents .................................   $    121   $     17
  Trade accounts and notes receivable, net of allowance
    for doubtful accounts and returns and allowances of
    $3,987 and $4,331, respectively:
        Stockholders and affiliates .........................      4,505      3,518
        Other ...............................................     27,155     31,492
  Inventories, net ..........................................     28,154     33,980
  Prepaid expenses ..........................................      2,348      2,225
  Deferred tax assets .......................................      3,964      4,007
                                                                --------   --------

        Total current assets ................................     66,247     75,239
                                                                --------   --------

Property, plant and equipment, net ..........................     55,905     62,374
Goodwill, net ...............................................     64,845     65,899
Deferred costs and other assets, net ........................     11,199     10,139
Assets held for sale ........................................      2,131       --
                                                                --------   --------

        Total assets ........................................   $200,327   $213,651
                                                                ========   ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt .........................   $ 59,727   $ 18,703
  Accounts payable ..........................................     12,374     15,520
  Accrued expenses ..........................................      9,971     13,494
                                                                --------   --------

        Total current liabilities ...........................     82,072     47,717
                                                                --------   --------

Long-term debt, net of current portion ......................     12,268     61,355
                                                                --------   --------

Other noncurrent liabilities ................................      5,836      6,357
                                                                --------   --------

Deferred tax liabilities ....................................      7,375      6,813
                                                                --------   --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized and unissued ................................       --         --
  Common stock, $.01 par value, 25,000,000 shares authorized;
     8,940,950 shares issued and outstanding ................         89         89
  Additional paid-in capital ................................     40,455     40,455
  Cumulative foreign currency translation adjustment ........        188        267
  Retained earnings .........................................     52,044     50,598
                                                                --------   --------

        Total stockholders' equity ..........................     92,776     91,409
                                                                --------   --------

        Total liabilities and stockholders' equity ..........   $200,327   $213,651
                                                                ========   ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                     JUNE 30,                   JUNE 30,
                              ----------------------    ----------------------
                                2000         1999         2000         1999
                              ---------    ---------    ---------    ---------
Net sales (including sales to
stockholders and affiliates
of $7,430 and $12,119
for the three months ended
June 30, 2000 and 1999,
respectively, and $17,166
and $20,385 for the six
months ended June 30, 2000
and 1999, respectively) ...   $  47,954    $  50,207    $ 102,712    $ 104,782

Cost of goods sold ........      33,726       34,298       72,244       71,498
                              ---------    ---------    ---------    ---------

   Gross profit ...........      14,228       15,909       30,468       33,284
                              ---------    ---------    ---------    ---------

Other operating expenses ..      11,326       11,541       22,742       23,265

Write down of manufacturing
  facility.................         950         --            950         --
                              ---------    ---------    ---------    ---------

   Total operating expenses      12,276       11,541       23,692       23,265
                              ---------    ---------    ---------    ---------

   Operating income .......       1,952        4,368        6,776       10,019

Interest expense, net .....      (1,686)      (1,286)      (3,489)      (2,712)

Other income ..............         340         --            340         --
                              ---------    ---------    ---------    ---------

Income before income taxes          606        3,082        3,627        7,307

Income tax provision ......         509        1,279        1,823        2,989
                              ---------    ---------    ---------    ---------

Net income ................   $      97    $   1,803    $   1,804    $   4,318
                              =========    =========    =========    =========

Shares used in computing
  earning per share:
   Basic ..................       8,940        8,934        8,940        8,933
                              =========    =========    =========    =========
   Diluted ................       9,031        9,028        9,034        9,034
                              =========    =========    =========    =========

Earnings per share:
   Basic ..................   $    0.01    $    0.20    $    0.20    $    0.48
                              =========    =========    =========    =========
   Diluted ................   $    0.01    $    0.20    $    0.20    $    0.48
                              =========    =========    =========    =========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    SIX MONTHS ENDED JUNE 30,
                                                    ------------------------
                                                        2000        1999
                                                      --------    --------
Cash flows from operating activities:
        Net income ................................   $  1,804    $  4,318
        Adjustments to reconcile net income to net
          cash provided by operating activities -
          Depreciation and amortization ...........      5,929       5,358
          Deferred income tax (benefit) ...........        605        (486)
          Gain on disposition of property .........       (340)       --
          Write down of manufacturing facility ....        950        --
          Provision for doubtful accounts .........         41        --
          Decrease (increase) in:
            Trade accounts and notes receivable ...      3,692         351
            Inventories ...........................      5,826        (374)
            Prepaid expenses ......................       (123)        537
            Deferred costs and other assets .......     (2,085)     (4,599)
          Increase (decrease) in:
            Accounts payable and accrued expenses .     (6,669)      1,778
            Other liabilities .....................       (521)        532
                                                      --------    --------
            Net cash provided by operating
              activities...........................      9,109       7,415
                                                      --------    --------

Cash flows from investing activities:
        Capital expenditures ......................     (1,729)     (3,298)
        Proceeds from sale of property ............      1,224        --
        Collection of notes receivable ............       --           103
        Acquisitions, net of cash acquired of $507
          in 1999 .................................       --        (4,817)
                                                      --------    --------
            Net cash used in investing activities .       (505)     (8,012)
                                                      --------    --------

Cash flows from financing activities:
        Dividends paid ............................       (358)       (714)
        Repayments of long-term debt ..............    (44,788)    (11,294)
        Proceeds from issuance of long-term debt ..     36,725       9,352
        Proceeds from issuance of common stock ....       --            65
                                                      --------    --------
            Net cash used in financing activities .     (8,421)     (2,591)
                                                      --------    --------

Effects of exchange rate changes on cash ..........        (79)       --
                                                      --------    --------

Net increase (decrease) in cash and cash
  equivalents .....................................        104      (3,188)

Cash and cash equivalents, beginning of period ....         17       3,449
                                                      --------    --------

Cash and cash equivalents, end of period ..........   $    121    $    261
                                                      ========    ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
      Purchases of equipment under capital leases .   $   --      $  1,780
                                                      ========    ========
      Reductions of lease receivables through
         application of earned rebates ............   $    295    $    231
                                                      ========    ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of The York Group, Inc. and subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1999 audited consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K. In the opinion of the Company, all adjustments and eliminations, consisting only of normal and recurring adjustments, necessary to present fairly the condensed consolidated financial statements have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year.

Certain reclassifications have been made to the 1999 financial information contained herein to conform to the classifications presented in 2000.

2.  SUPPLEMENTAL INFORMATION
                                                       JUNE 30,  DECEMBER 31,
                                                         2000        1999
                                                       --------  -----------
                                                          (IN THOUSANDS)
Inventories:
  Raw materials ....................................   $  6,598    $  9,295
  Work in process ..................................      2,509       3,130
  Finished goods ...................................     19,047      21,555
                                                       --------    --------
        Inventories, net ...........................   $ 28,154    $ 33,980
                                                       ========    ========

Property, plant and equipment:
  Land and improvements ............................   $  3,502    $  4,746
  Buildings and improvements .......................     18,773      21,058
  Equipment ........................................     69,372      66,317
  Construction-in-progress .........................      2,340       4,724
                                                       --------    --------
                                                         93,987      96,845
  Less: accumulated depreciation ...................    (38,082)    (34,471)
                                                       --------    --------
        Property, plant and equipment, net..........   $ 55,905    $ 62,374
                                                       ========    ========

3.    EARNINGS PER SHARE

Earnings per share data for all periods presented has been computed pursuant to SFAS No. 128, "Earnings Per Share" which requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At June 30, 2000 the Company had options outstanding for the purchase of an aggregate of 894,378 shares of common stock, of which 894,378 shares and 636,878 shares were antidilutive and excluded from shares used in computing diluted EPS for the three and six month periods ended June 30, 2000, respectively.

A reconciliation of weighted-average shares outstanding to shares used in computing diluted EPS is as follows:

                                         THREE MONTHS ENDED  SIX MONTHS ENDED
                                              JUNE 30,          JUNE 30,
                                            -------------    -------------
                                            2000    1999     2000    1999
                                            -----   -----    -----   -----
                                                    (IN THOUSANDS)

Weighted-average shares outstanding .....   8,940   8,934    8,940   8,933
Dilutive securities consisting of options
  and convertible debt ..................      91      94       94     101
                                            -----   -----    -----   -----
Shares used in computing diluted EPS ....   9,031   9,028    9,034   9,034
                                            =====   =====    =====   =====


4.    WRITE DOWN OF MANUFACTURING FACILITY

During the three months ended June 30, 2000 the Company recorded a charge of approximately $1.0 million for the write down of its closed Aiken, SC foundry to reflect that facility's estimated fair value. The carrying value of the Company's closed foundry operations are classified as assets held for sale.

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

Interim financial information regarding the Company's segments is presented below:

                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                         JUNE 30,                  JUNE 30,
                                  ----------------------    ----------------------
                                    2000         1999         2000         1999
                                  ---------    ---------    ---------    ---------
                                                   (IN THOUSANDS)
Net sales:
  Caskets .....................   $  33,700    $  35,142    $  74,952    $  75,895
  Commemorative Products ......      11,528       12,568       22,288       23,481
  All Other ...................       2,726        2,497        5,472        5,406
                                  ---------    ---------    ---------    ---------

         Consolidated net sales   $  47,954    $  50,207    $ 102,712    $ 104,782
                                  =========    =========    =========    =========

Operating income:
  Caskets .....................   $   5,527    $   5,692    $  14,522    $  13,639
  Commemorative Products ......       1,457        2,768        2,163        4,632
  All Other ...................      (5,032)      (4,092)      (9,909)      (8,252)
                                  ---------    ---------    ---------    ---------

         Consolidated operating
           income .............   $   1,952    $   4,368    $   6,776    $  10,019
                                  =========    =========    =========    =========


6.  DEBT

Effective May 12, 2000, certain of the financial covenants related to the Company's term loan, revolving credit facility and senior notes (debt) were modified through September 30, 2000. The Company may refinance its debt prior to September 30, 2000; however, were the Company unable to refinance its debt or receive modifications of certain of its third and fourth quarter debt covenants, the Company projects that it may be out of compliance with one or more of its debt covenants in the third and fourth quarters of 2000. Management believes that it will be successful in obtaining covenant modifications or successful alternative financing; however, there can be no assurance of such.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Management believes that the Company's revenue recognition policy is in accordance with SAB 101.

8. SUBSEQUENT EVENT

On July 21, 2000 the Company announced that it would record a charge of approximately $4.5 million to $5.0 million during the third quarter of 2000 related to a plant closure and other product and process realignments. The charge will consist af asset valuation reserves, severance and other costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The Company is the second largest casket manufacturer in the United States and produces a wide variety of caskets, casket components and burial vaults. The Company is also a major manufacturer of bronze commemorative products. The Company's finished caskets are marketed through a network of Company and privately owned distributors, which serve domestic funeral homes, as well as certain foreign markets. Burial vaults are sold directly to funeral home and cemetery operators as well as to privately owned distributors. The Company's commemorative memorial products are sold directly to cemetery operators, monument dealers and funeral homes, and its architectural signage products are sold primarily to sign and trophy dealers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Second quarter 2000 sales were $48.0 million compared to $50.2 million for the same period in 1999. Casket Segment sales were $33.7 million compared to $35.1 million in 1999, a decrease of $1.4 million. Deaths during the second quarter are estimated to have increased only .7% from 1999, however, deaths during the month of April decreased by over 5% from 1999 levels. Despite these relatively weak market conditions, casket sales through Company owned distribution operations increased more than 5%. However, sales to independent distributors decreased during the quarter compared to 1999, with at least a portion of the decrease believed to be attributable to inventory reduction efforts by those distributors as the market weakened during the late first and early second quarter. Higher year-over-year rebate program expenses also negatively impacted reported sales. Sales of the Commemorative Products Segment were $11.5 million in the second quarter of 2000 compared to $12.6 million in 1999. The decline reflects the effects of a loss of business attributable to performance factors and customer service levels during the Company's plant consolidation efforts in late 1999 and early 2000, partially offset by the inclusion of the OMC Industries operations for a full quarter in 2000. Sales from the All Other Segment, primarily consisting of York Merchandising Systems TM, increased $0.2 million compared to the comparable period in 1999.

Second quarter 2000 gross profit was $14.2 million compared to $15.9 million in 1999, and decreased as a percentage of sales to 29.7% from 31.7% in 1999. Casket Segment gross profit decreased approximately $0.4 million to $9.5 million, reflecting the decline in sales compounded by the effects of lost production absorption resulting from the Company's aggressive inventory reduction program. The decline was partially offset by the effects of cost reduction efforts that were undertaken during the latter part of 1999 and throughout 2000. Commemorative Products gross profit decreased $1.6 million to $4.8 million, reflecting the decline in sales and operating inefficiencies that existed early in the quarter resulting from the final stages of plant consolidation activities. The All Other Segment reported a $0.1 loss at the gross profit level, an improvement of $0.3 million from 1999 when production delays attributable to a change in suppliers affected profitability.

Other operating expenses for the second quarter of 2000 were $12.3 million compared to $11.5 million in 1999. The increase includes a $1.0 million charge for the write down of the Company's closed foundry in Aiken, SC. Exclusive of the write down, other operating expenses decreased $0.2 million, reflecting the effects of cost reduction and cost containment measures instituted in late 1999 and throughout 2000, partially offset by increased expenses attributable to the Company's Enterprise Resource Planning (ERP) system, as well as higher expenses for employee benefits and fleet operations.

Net interest expense increased $.4 million from 1999, reflecting higher interest rates, an increase in deferred finance fee amortization and the effect of interest capitalization relative to the Company's ERP system expenditures in 1999, partially offset by lower debt levels in 2000. Interest paid during the second quarter of 2000 and 1999 was $2.1 and $1.8, respectively. Also included as other income is a $.3 million gain from the sale of one of the Company's owned distribution facilities during the second quarter of 2000.

The Company's effective income tax rate increased to 84.0% from 41.5% in 1999, reflecting the effect of non-deductible expenses, primarily goodwill amortization, and lower than anticipated year-to-date pretax income. Cash paid for income taxes during the second quarter of 2000 and 1999 was $0.7 and $2.3, respectively.

Net income decreased to $0.1 million from $1.8 million in 1999, and both basic and diluted earning per share were $.01 in 2000 compared to $.20 in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Many of the factors that affected the second quarter results also had an impact on year-to-date results. Refer to the second quarter comparison for additional discussion.

Sales were $102.7 million, a decline of $2.1 million from 1999. Casket Segment sales were $75.0 million compared to $75.9 million in 1999. The decrease reflects strong first quarter demand offset by weaker market conditions in the second quarter. Sales from Company owned distribution operations increased by approximately 4.7% compared to the comparable 1999 period. Sales of the Commemorative Products Segment decreased to $22.3 million from $23.5 million in 1999. All Other Segment sales were approximately the same as in 1999.

Gross profit was $30.5 million compared to $33.3 million in 1999, and gross margin declined from 31.8% to 29.7%. These decreases reflect lower sales volume and significant inefficiencies due to Commemorative Products plant consolidation activities, particularly during the first quarter of 2000.

Total operating expenses increased $0.4 million, reflecting overall expense reductions offset by the $1.0 million facility write down in the second quarter.

Net interest expense increased $0.8 million, reflecting higher interest rates and amortization of deferred finance fees. Interest paid during the six month periods ended June 30, 2000 and 1999 was $3.3 and $2.7, respectively.

The company's effective tax rate increased to 50.3% from 40.9% in 1999. Cash paid for income taxes during the six month periods ended June 30, 2000 and 2000 was $1.8 and $2.4, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $0.1 million at June 30, 2000, representing essentially no change from December 31, 1999. During the six month period ended June 30, 2000, cash flows from operations totaled approximately $9.1 million, cash used in investing activities totaled approximately $0.5 million and cash used in financing activities totaled approximately $8.4 million.

Capital expenditures were $1.7 million and $3.3 million in the six months ended June 30, 2000 and 1999, respectively. The Company's budgeted capital expenditures for 2000 are approximately $5.0 million. Major 2000 expenditures include routine maintenance and replacement projects, with no significant individual projects currently planned.

Long-term debt, including current maturities, at June 30, 2000, totaled $72.0 million, which primarily consisted of $14.3 million of senior notes (the "Senior Notes"), $27.5 million outstanding on the Company's bank term loan, $21.6 million outstanding on the Company's revolving credit facility, subordinated promissory notes totaling $3.9 million issued in conjunction with an acquisition, capital lease obligations totaling $2.4 million and deferred acquisition purchase cost of $1.5 million. Effective May 12, 2000, certain of the financial covenants related to the Company's term loan, revolving credit facility and Senior Notes were modified through September 30, 2000. The Company may refinance its debt prior to September 30, 2000; however, were the Company unable to refinance its debt or receive modifications of certain of its third and fourth quarter debt covenants, the Company projects that it may be out of compliance with one or more of its debt covenants in the third and fourth quarters of 2000. Management believes that it will be successful in obtaining covenant modifications or successful alternative financing; however, there can be no assurance of such.

Management believes that current cash balances, cash flows from operations, the remaining borrowing capacity available under the revolving credit facility and the Company's access to credit markets are sufficient to meet the Company's anticipated capital expenditures and other operating requirements for the foreseeable future. There can be no assurance that the Company will be successful in obtaining debt or equity financing or refinancing, if any, on terms that are favorable.

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

FORWARD-LOOKING STATEMENTS

Certain of the information relating to the Company contained or incorporated by reference in this Form 10-Q is "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Form 10-Q or made by management of the Company, other than statements of historical fact regarding the Company, are forward-looking statements. These statements, and all phases of the Company's operations, are subject to risks and uncertainties, any one of which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include or relate to, among other things, the availability of debt and equity financing or refinancing on terms that are favorable to the Company, changes in demand for the Company's products and services that could be caused by a number of factors, including changes in death rate, cremation rates, competitive pressures and economic conditions, the effect of competition on the Company's ability to maintain margins on existing or acquired operations, the Company's ability to successfully integrate the operations of acquired companies with existing operations, including risks and uncertainties relating to its ability to achieve administrative and operating costs savings and anticipated synergies.

PART II. OTHER INFORMATION


   Item 4.     Submission of Matters to a Vote of Security Holders

               On May 17, 2000 the Company held its annual meeting of stockholders to elect directors.

               The following table sets forth the number of votes cast for or withheld with respect to the election of each director nominee.

                        NAME             FOR        WITHHELD AUTHORITY
                        ----             ---        ------------------
                 Thomas J. Crawford   8,281,369            23,992
                 Alan H. Elder        7,816,435           488,926
                 Eldon P. Nuss        7,874,087           431,274
                 Kirk P. Pendleton    7,671,051           634,310
                 Robert T. Rakich     7,540,722           764,639
                 Roger W. Sevedge     8,261,869            43,492
                 H. Joe Trulove       8,132,135           173,226


   Item 6.     Exhibits and Reports on Form 8-K

   (a)         Exhibits

               10.1- Amendment No. 1 and Waiver to the Amended and Restated Credit Agreement among The York Group, Inc., ABN-AMRO Bank and certain financial institutions dated May 12, 2000

               10.2- Second Amendment to the Senior Note Purchase Agreement, as amended, among The York Group, Inc. and The Variable Annuity Life Insurance Company dated May 12, 2000

               27-    Financial data schedule

   (b)         Reports on Form 8-K
               None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 14, 2000                THE YORK GROUP, INC.




                               By: /s/ DAVID F. BECK
                                       David F. Beck
                                       Vice President
                                       (Principal Financial Officer and Duly
                                       Authorized Officer)