Form 10-Q
period 2000-09-30
YORK GROUP INC \DE\
filed 2000-11-20
CIK 1007084

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the period ended September 30, 2000

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

YES(X)    NO( )

The number of shares outstanding of the registrant's common stock as of November 20, 2000 was 8,940,950.

                      THE YORK GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
Part I. Financial Information

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets - September 30, 2000
                         (unaudited) and December 31, 1999 ...............     2

                Condensed Consolidated Statements of Income (unaudited)-
                         Three and nine months ended September 30, 2000
                         and 1999 ........................................     3

                Condensed Consolidated Statements of Cash Flows (unaudited)-
                         Nine months ended September 30, 2000 and 1999 ...     4

                Notes to Condensed Consolidated Financial Statements
                         (unaudited) .....................................   5-8

        Item 2. Management's Discussion and Analysis of Results of Operations
                         and Financial Condition .........................  9-11

Part II. Other Information

        Item 6. Exhibits and Reports on Form 8-K

Signature

                      THE YORK GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                        2000           1999
                       ASSETS                        ---------       ---------
                                                    (UNAUDITED)
Current assets:
   Cash and cash equivalents ....................    $   1,489       $      17
   Trade accounts and notes receivable, net
      of allowance for doubtful accounts and
      returns and allowances of $3,837 and
      $4,331, respectively:
         Stockholders and affiliates ............        4,433           3,518
         Other ..................................       25,842          31,492
   Inventories, net .............................       24,834          33,980
   Prepaid expenses .............................        2,861           2,225
   Deferred tax assets ..........................        6,043           4,007
                                                     ---------       ---------
         Total current assets ...................       65,502          75,239
                                                     ---------       ---------
Property, plant and equipment, net ..............       52,048          62,374
Goodwill, net ...................................       63,856          65,899
Deferred costs and other assets, net ............       10,784          10,139
Assets held for sale ............................        2,413            --
                                                     ---------       ---------
         Total assets ...........................    $ 194,603       $ 213,651
                                                     =========       =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ............    $  66,426       $  18,703
   Accounts payable .............................       15,269          15,520
   Accrued expenses .............................       12,377          13,494
                                                     ---------       ---------
         Total current liabilities ..............       94,072          47,717
                                                     ---------       ---------
Long-term debt, net of current portion ..........        1,178          61,355
                                                     ---------       ---------
Other noncurrent liabilities ....................        6,007           6,357
                                                     ---------       ---------
Deferred tax liabilities ........................        4,280           6,813
                                                     ---------       ---------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
      shares authorized and unissued ............         --              --
   Common stock, $.01 par value, 25,000,000
      shares authorized; 8,940,950 shares
      issued and outstanding ....................           89              89
   Additional paid-in capital ...................       40,455          40,455
   Cumulative foreign currency translation
      adjustment ................................          (12)            267
   Retained earnings ............................       48,534          50,598
                                                     ---------       ---------
         Total stockholders' equity .............       89,066          91,409
                                                     ---------       ---------
         Total liabilities and stockholders'
            equity ..............................    $ 194,603       $ 213,651
                                                     =========       =========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                          ---------------------------         ---------------------------
                                                             2000              1999              2000              1999
                                                          ---------         ---------         ---------         ---------
Net sales (including sales to stockholders and
   affiliates of $7,232 and $5,664 for the three
   months ended September 30, 2000 and 1999,
   respectively, and $24,398 and $26,050 for the
   nine months ended September 30, 2000 and 1999,
   respectively) .....................................    $  42,895         $  45,372         $ 145,607         $ 150,154

Cost of goods sold ...................................       34,071            30,763           106,315           102,261
                                                          ---------         ---------         ---------         ---------
   Gross profit ......................................        8,824            14,609            39,292            47,893
                                                          ---------         ---------         ---------         ---------
Other operating expenses .............................       12,080            10,544            34,822            33,809

Plant closure and restructuring charges ..............        5,500              --               6,450              --
                                                          ---------         ---------         ---------         ---------
   Total operating expenses ..........................       17,580            10,544            41,272            33,809
                                                          ---------         ---------         ---------         ---------
   Operating income (loss) ...........................       (8,756)            4,065            (1,980)           14,084

Interest expense, net ................................       (1,716)           (1,581)           (5,205)           (4,293)

Other income, net ....................................        2,170              --               2,510              --
                                                          ---------         ---------         ---------         ---------

Income (loss) before income taxes ....................       (8,302)            2,484            (4,675)            9,791

Provision for (benefit from) income taxes ............       (4,792)            1,075            (2,969)            4,064
                                                          ---------         ---------         ---------         ---------
Net income (loss) ....................................    $  (3,510)        $   1,409         $  (1,706)        $   5,727
                                                          =========         =========         =========         =========
Shares used in computing earnings per share:

   Basic .............................................        8,941             8,941             8,941             8,935
                                                          =========         =========         =========         =========
   Diluted ...........................................        8,941             9,032             8,941             9,028
                                                          =========         =========         =========         =========

Earnings per share:
   Basic .............................................    $   (0.39)        $    0.16         $   (0.19)        $    0.64
                                                          =========         =========         =========         =========
   Diluted ...........................................    $   (0.39)        $    0.16         $   (0.19)        $    0.63
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

                      THE YORK GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
Cash flows from operating activities:
  Net income (loss) ................................     $ (1,706)     $  5,727
  Adjustments to reconcile net income to net cash
   provided by operating activities -
    Depreciation and amortization ..................        8,862         7,961
    Deferred income tax (benefit) ..................       (4,569)           (7)
    Gain on disposition of property ................           (9)         --
    Write down of manufacturing facility ...........        2,750          --
    Non-cash restructuring charges .................        3,700
    Provision for doubtful accounts ................          373           109
    Decrease (increase) in:
      Trade accounts and notes receivable ..........        2,887        (1,986)
      Inventories ..................................        7,410           635
      Prepaid expenses .............................         (636)          566
      Deferred costs and other assets ..............         (757)       (2,061)
    Increase (decrease) in:
      Accounts payable and accrued expenses ........        (1976)        2,700
      Other liabilities ............................         (626)          107
                                                         --------      --------
      Net cash provided by operating activities ....       15,703        13,751
                                                         --------      --------
Cash flows from investing activities:
  Capital expenditures .............................       (2,530)       (4,609)
  Proceeds from sale of property ...................        1,391          --
  Acquisitions, net of cash acquired of $507 in
   1999 ............................................         --          (4,817)
                                                         --------      --------
      Net cash used in investing activities ........       (1,139)       (9,426)
                                                         --------      --------
Cash flows from financing activities:
  Dividends paid ...................................         (358)       (1,072)
  Repayments of long-term debt .....................      (59,080)      (22,644)
  Proceeds from issuance of long-term debt .........       46,625        17,530
  Proceeds from issuance of common stock ...........         --              65
                                                         --------      --------
      Net cash used in financing activities ........      (12,813)       (6,121)
                                                         --------      --------
Effects of exchange rate changes on cash ...........         (279)         --
                                                         --------      --------
Net increase (decrease) in cash and cash
 equivalents .......................................        1,472        (1,796)
Cash and cash equivalents, beginning of period .....           17         3,449
                                                         --------      --------
Cash and cash equivalents, end of period ...........     $  1,489      $  1,653
                                                         ========      ========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Reductions of lease receivables through
    application of earned rebates ...................    $   954       $  999
                                                         =======       ======
    Goodwill adjustment .............................    $   250       $ --
                                                         =======       ======

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (unaudited)

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

The Company has recorded certain restructuring and special charges during the quarter ended September 30, 2000. These charges have been based upon the best information available to management at the time of this report and involve extensive use of estimates and assumptions. The reason for, and financial impact of, these adjustments are described in Notes 4 and 8 and in the Management's Discussion and Analysis of Results of Operations and Financial Condition. Although management is not aware at this time of any additional restructuring or special charges that will be required in the future, it is possible that as management continues its review or as new information becomes available, the restructuring and special charges taken thus far will be adjusted or additional restructuring or special charges may be taken in future periods.

Certain reclassifications have been made to the 1999 financial information contained herein to conform to the classifications presented in 2000.

2. DEBT

Effective May 12, 2000, certain of the financial covenants related to the Company's term loan, revolving credit facility and Senior Notes were modified. The Company has received certain debt covenant waivers effective through December 15, 2000. It is unlikely that the Company will refinance its debt prior to December 15, 2000. If the Company is unable to obtain continued waivers of certain of its fourth quarter debt covenants, the Company projects that it will be out of compliance with one or more of its debt covenants in the fourth quarter of 2000. Because of the uncertainty surrounding the Company's ability to obtain additional covenant waivers after December 15, 2000, an additional $9.8 million of long-term debt has been classified as current as of September 30, 2000. The Company has been advised by its independent public accountants that, if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditor's report on those financial statements may be modified as being subject to the ultimate outcome of that contingency. Management believes that it will ultimately be successful in obtaining covenant waivers or alternative funding; however, there can be no assurance of such.

3. EARNINGS PER SHARE

Earnings per share data for all periods presented has been computed pursuant to SFAS No. 128, "Earnings Per Share" which requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At September 30, 2000 the Company had options outstanding for the purchase of an aggregate of 892,378 shares of common stock, which were antidilutive and excluded from shares used in computing diluted EPS for the three and nine month periods ended September 30, 2000, respectively.

A reconciliation of weighted-average shares outstanding to shares used in computing diluted EPS is as follows:

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,       SEPTEMBER  30,
                                                 ----------------     ---------------
                                                  2000       1999      2000      1999
                                                 -----      -----     -----     -----
                                                             (in thousands)
Weighted-average shares outstanding .........    8,941      8,941     8,941     8,935
Dilutive securities consisting of options
  and convertible debt ......................     --           91      --          93
                                                 -----      -----     -----     -----
Shares used in computing diluted EPS ........    8,941      9,032     8,941     9,028
                                                 =====      =====     =====     =====

4. WRITE DOWN OF MANUFACTURING FACILITIES

During the three months ended June 30, 2000 the Company recorded a charge of approximately $1.0 million for the write down of its closed Aiken, SC foundry to reflect that facility's estimated fair value.

In September 2000, the Company recorded $5.5 million of restructuring charges to reflect asset write-downs and other costs primarily associated with the previously announced closure of its casket assembly plant in Richmond, Indiana and the Company's manufacturing and processing facility in Lawrenceville, Georgia. Charges of $4.4 million are for the write-down of inventories, real estate, equipment, goodwill and other intangible assets. The remaining $1.1 million relates to employee severance costs and other post-shutdown expenses.

The carrying value of the Company's closed foundry operations and casket assembly plants are classified as assets held for sale.

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

Interim financial information regarding the Company's segments is presented below:

                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                        -------------------------       -------------------------
                                           2000            1999            2000            1999
                                        ---------       ---------       ---------       ---------
                                                              (in thousands)
Net sales:
  Caskets ...........................   $  30,101       $  31,516       $ 105,052       $ 107,411
  Commemorative Products ............      10,125          10,715          32,413          34,196
  All Other .........................       2,669           3,141           8,142           8,547
                                        ---------       ---------       ---------       ---------
     Consolidated net sales .........   $  42,895       $  45,372       $ 145,607       $ 150,154
                                        =========       =========       =========       =========
Operating income:
  Caskets ...........................   $  (4,721)      $   6,186       $   9,801       $  19,825
  Commemorative Products ............         850           1,850           3,012           6,481
  All Other .........................      (4,885)         (3,970)        (14,793)        (12,222)
                                        ---------       ---------       ---------       ---------
     Consolidated operating income
       (loss) .......................   $  (8,756)      $   4,065       $  (1,980)      $  14,084
                                        =========       =========       =========       =========

6. SUPPLEMENTAL INFORMATION

                                             SEPTEMBER 30,   DECEMBER 31,
                                                  2000           1999
                                                --------       --------
                                                     (in thousands)
Inventories:
  Raw materials .............................   $  6,515       $  9,295
  Work in process ...........................      2,525          3,130
  Finished goods ............................     15,794         21,555
                                                --------       --------
        Inventories, net ....................   $ 24,834       $ 33,980
                                                ========       ========

Property, plant and equipment:
  Land and improvements .....................   $  2,854       $  4,746
  Buildings and improvements ................     16,693         21,058
  Equipment .................................     67,656         66,317
  Construction-in-progress ..................      2,901          4,724
                                                --------       --------
                                                  90,104         96,845
  Less: accumulated depreciation ............    (38,056)       (34,471)
                                                --------       --------
        Property, plant and equipment, net ..   $ 52,048       $ 62,374
                                                ========       ========

7. RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Management believes that the Company's revenue recognition policy is in accordance with SAB 101.

8. SPECIAL CHARGES

During the quarter ended September 30, 2000, the Company recorded special pre-tax charges to continuing operations totaling $4.0 million. The principal adjustments to the Company's continuing operations for the third quarter of 2000 may be categorized as follows:

INVENTORIES AND RELATED ACCRUALS

The Company recorded charges of approximately $3.1 million to reduce inventories, increase cost of sales and adjust inventory-related accruals to reflect both the results of recently completed inventory observations as well as changes in management's estimate of potential losses at locations yet to be physically counted.

OTHER ADJUSTMENTS

The Company recorded a $0.3 million charge to appropriately state the Company's sales rebates accrual as a result of a change in management's estimate of the liability to the Company's customers. An additional $0.4 million charge reflects a change in management's estimate of the collectibility of certain disputed accounts receivable balances. A $0.2 million charge was also recorded to recognize certain fixed asset disposals.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Third quarter 2000 sales were $42.9 million compared to $45.4 million for the same period in 1999. Casket Segment sales were $30.1 million compared to $31.5 million in 1999, a decrease of $1.4 million. This decline is despite the fact that finished casket unit volumes have increased 1.5% over the same period last year. The lower net sales dollars per unit sold is primarily due to higher sales discounts and rebate costs which include $0.3 million of special charges discussed in Note 8, as well as lower component sales to other casket manufacturers and an unfavorable sales mix between Company-owned and independent distributors. Finished casket units sold to independent distributors increased more than 3% year-over-year while comparable units sold through Company-owned distribution declined 1% compared to the third quarter of 1999. Sales of the Commemorative Products Segment were $10.1 million in the third quarter of 2000 compared to $10.7 million in 1999. The decline reflects the continued effect of a loss of business attributable to performance factors and customer service levels during the Company's plant consolidation efforts in late 1999 and early 2000. Sales from the All Other Segment, primarily consisting of York Merchandising Systems(TM), decreased $0.5 million compared to the comparable period in 1999.

Third quarter 2000 gross profit was $8.8 million compared to $14.6 million in 1999, and decreased as a percentage of sales to 20.6% from 32.0% in 1999. Casket Segment gross profit decreased approximately $4.7 million to $5.7 million, primarily due to special charges of $3.3 million for inventory and fixed assets write-downs and $0.3 million additional sales rebate expenses as described in
Note 8. Also negatively affecting Casket Segment gross profit are higher sales discount and rebate expenses, exclusive of special charges noted above, the unfavorable sales mix between Company-owned and independent distributors, as well as increased vehicle, fuel and freight costs. The decline was partially offset by the effects of cost reduction efforts that were undertaken during the latter part of 1999 and throughout 2000. Commemorative Products segment gross profit decreased $0.4 million to $3.8 million, reflecting the decline in sales and a higher mix of lower margin marker sales to the Veteran Administration. The All Other Segment reported a $0.7 million loss at the gross profit level, compared to breakeven in 1999 when second quarter production delays were recovered during the third quarter of 1999.

Other operating expenses for the third quarter of 2000 were $17.6 million compared to $10.5 million in 1999. Plant closure and restructuring charges primarily relating to the Company's previously announced closing of a casket assembly plant in Richmond, Indiana and its fabric plant in Lawrenceville, Georgia account for $5.5 million of the change from the prior year. Special charges of $0.4 million for accounts receivable write-downs (see Note 8), increased expenses attributable to the Company's Enterprise Resource Planning
(ERP) system, as well as higher expenses for headquarters staffing, employee medical and workers compensation benefits and fleet operations account for the balance of the year-over-year change.

Net interest expense increased $.1 million from 1999, reflecting higher interest rates, an increase in deferred finance fee amortization and the effect of interest capitalization relative to the Company's ERP system expenditures in 1999, partially offset by lower debt levels in 2000. Interest paid during the third quarter of 2000 and 1999 was $1.3 million and $1.3 million, respectively.

Other income reflects a favorable litigation settlement with one of the Company's former suppliers.

The Company's effective income tax rate increased to 57.7% from 43.3% in 1999, reflecting the effect of non-deductible expenses, primarily goodwill amortization, and a year-to-date pretax loss. Cash paid for income taxes during the third quarter of 1999 was $.4 million. In the third quarter of 2000 no cash was paid for income taxes.

In the third quarter of 2000 the Company recorded a net loss of $3.5 million, compared to net income of $1.4 million in 1999. Both basic and diluted earnings
(loss) per share were $(.39) in 2000 compared to $.16 in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Many of the factors that affected the third quarter results also had an impact on year-to-date results. Refer to the third quarter comparison for additional discussion.

Sales were $145.6 million, a decline of $4.5 million from 1999. Casket Segment sales were $105.1 million compared to $107.4 million in 1999. This comparison is significantly impacted by higher sales discount and rebate levels including special charges increasing sales rebate expenses by $0.3 million (see Note 8), and reduced component sales to other casket manufacturers account for most of the balance of this difference. Sales of the Commemorative Products Segment decreased to $32.4 million from $34.2 million in 1999. All Other Segment sales decreased $0.4 million compared to the same period in 1999.

Gross profit was $39.3 million compared to $47.9 million in 1999, and gross margin declined from 32.0% to 27.0%. This difference reflects higher sales discount and rebate costs, including the special charges discussed in Note 8, as well as special charges for inventory write-downs, lower sales volume and significant inefficiencies stemming from first quarter plant consolidation activities in the Commemorative Products segment.

Total operating expenses increased $7.5 million, reflecting the $1.0 million facility write-down in the third quarter, $5.5 million of plant closure and restructuring charges in the third quarter and special charges of $0.4 million relating to the write-down of certain accounts receivable (see Note 8).

Net interest expense increased $0.9 million, reflecting higher interest rates and amortization of deferred finance fees. Interest paid during the nine month periods ended September 30, 2000 and 1999 was $4.6 million and $4.3 million, respectively.

The company's effective tax rate increased to 63.5% from 41.5% in 1999. Cash paid for income taxes during the nine month periods ended September 30, 2000 and 1999 was $1.7 million and $2.8 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1.5 million at September 30, 2000. During the nine month period ended September 30, 2000, cash flows from operations totaled approximately $15.7 million, cash used in investing activities totaled approximately $1.1 million and cash used in financing activities totaled approximately $12.8 million.

Capital expenditures were $2.5 million and $3.2 million in the nine months ended September 30, 2000 and 1999, respectively. The Company expects its annual 2000 capital expenditures to be significantly below the $5.0 million that was originally budgeted. Major 2000 expenditures include routine maintenance and replacement projects, with no significant individual projects currently planned.

Long-term debt, including current maturities, at September 30, 2000, totaled $67.6 million, which primarily consisted of $13.4 million of senior notes (the "Senior Notes"), $25.0 million outstanding on the Company's bank term loan, $22.1 million outstanding on the Company's revolving credit facility, subordinated promissory notes totaling $3.8 million issued in conjunction with an acquisition, capital lease obligations totaling $2.0 million and deferred acquisition purchase cost of $0.8 million. Effective May 12, 2000, certain of the financial covenants related to the Company's term loan, revolving credit facility and Senior Notes were modified. The Company has received certain debt covenant waivers effective through December 15, 2000. It is unlikely that the Company will refinance its debt prior to December 15, 2000. If the Company is unable to obtain continued waivers of certain of its fourth quarter debt covenants, the Company projects that it will be out of compliance with one or more of its debt covenants in the fourth quarter of 2000. Because of the uncertainty surrounding the Company's ability to obtain additional covenant waivers after December 15, 2000, an additional $9.8 million of long-term debt has been classified as current as of September 30, 2000. The Company has been advised by its independent public accountants that, if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditor's report on those financial statements may be modified as being subject to the ultimate outcome of that contingency. Management believes that it will ultimately be successful in obtaining covenant waivers or alternative funding; however, there can be no assurance of such.

Management believes that current cash balances, cash flows from operations, the remaining borrowing capacity available under the revolving credit facility and the Company's access to other resources of capital markets are sufficient to meet the Company's anticipated capital expenditures and other operating requirements for the foreseeable future. There can be no assurance that the Company will be successful in obtaining debt or equity financing or refinancing, if any, on terms that are favorable.

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

FORWARD-LOOKING STATEMENTS

Certain of the information relating to the Company contained or incorporated by reference in this Form 10-Q is "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Form 10-Q or made by management of the Company, other than statements of historical fact regarding the Company, are forward-looking statements. These statements, and all phases of the Company's operations, are subject to risks and uncertainties, any one of which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include or relate to, among other things, the availability of debt and equity financing or refinancing on terms that are acceptable to the Company, the Company's ability to obtain future covenant waivers, the company's success in executing its refinancing plan, changes in demand for the Company's products and services that could be caused by a number of factors, including changes in death rate, cremation rates, competitive pressures and economic conditions, the effect of competition on the Company's ability to maintain margins on existing or acquired operations, the Company's ability to successfully integrate the operations of acquired companies with existing operations, including risks and uncertainties relating to its ability to achieve administrative and operating costs savings and anticipated synergies.

PART II. OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

     (a)       Exhibits

               27  Financial Data Schedule

     (b)       Reports on Form 8-K

               Form 8-K filed on October 6, 2000

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 20, 2000             THE YORK GROUP, INC.


                              By: /s/ DAN E. MALONE
                                      Dan E. Malone
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and
                                      Duly Authorized Officer)