Form 10-K
period 2000-12-31
YORK GROUP INC \DE\
filed 2001-04-02
CIK 1007084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       or

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                         Commission file number: 0-28096

                             ------------------------

                              THE YORK GROUP, INC.
             (Exact name of registrant as specified in its charter)

                       Delaware                       76-0490631
           (State or other jurisdiction of           (IRS employer
            incorporation or organization)        identification no.)
                  8554 Katy Freeway,
                      Suite 200,
                    Houston, Texas,                      77024
           (Address of principal executive             (Zip Code)
                       offices)

                                 (713) 984-5500
              (Registrant's telephone number, including area code)
                            ------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.01 par value
                        Preferred Stock Purchase Rights
                            ------------------------
                                (Title of class)
                            ------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes. |X| No. |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of March 28, 2001 there were 8,940,950 shares of The York Group, Inc. Common Stock, $.01 par value, issued and outstanding, 4,274,675 of which, having an aggregate market value of approximately $24,981,201, were held by non-affiliates of the registrant (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant's Common Stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the proxy statement related to the registrant's 2001 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 2000, are incorporated by reference into Part III of this Form 10-K.
===============================================================================

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

Item 1. Business...........................................................1
Item 2. Properties.........................................................4
Item 3. Legal Proceedings..................................................6
Item 4. Submission of Matters to a Vote of Security Holders................6
Item 5. Market for Registrant's Common Equity and Related Stockholder
         Matters...........................................................6
Item 6. Selected Financial Data............................................8
Item 7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................9
           General.........................................................9
           Results of Operations..........................................10
           Liquidity and Capital Resources................................11
           The Year 2000 Issue............................................11
           Inflation......................................................12
           Selected Quarterly Operating Results and Seasonality...........12
           Forward-Looking Statements.....................................13
Item  8. Financial Statements and Supplementary Data......................13
Item  9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................13
Item 10. Directors and Executive Officers of the Registrant...............13
Item 11. Executive Compensation...........................................13
Item 12. Security Ownership of Certain Beneficial Owners and Management...13
Item 13. Certain Relationships and Related Transactions...................13
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..15


                                     PART I

Item 1. Business

INDUSTRY OVERVIEW

      The York Group, Inc. (the "Company" or "York") is one of the largest casket manufacturers in the United States. The Company is also a major manufacturer of commemorative products with a majority of such products being used in or marketed to the death care industry for memorialization.

      The death care industry is characterized by generally favorable demographic trends that have allowed the major manufacturers to enjoy relatively stable, non-cyclical and fairly predictable business conditions. The number of deaths in the United States has grown at an annual compound rate of approximately 1%, increasing from approximately 2.0 million deaths in 1980 to approximately 2.4 million deaths in 2000.

      While an increasing number of annual deaths would be expected to increase the demand for funeral products, a steady, gradual growth in the number of cremations in the United States has mitigated much of the potential benefit. According to industry statistics compiled and released by the Cremation Association of North America ("CANA"), cremation was used in connection with approximately 26% of the deaths in the United States in 2000, compared with approximately 10% in 1980. Funeral merchandise, including caskets and memorialization products, are sold in a smaller percentage of cremations than in traditional interments/entombments. Accordingly the number of caskets sold in the United States has remained fairly constant, with unit volumes of approximately 1.8 million to 1.9 million caskets per year over the past ten years.

      Caskets generally are categorized by the type of material from which they are produced, with three categories: metal, wood and other. According to statistics compiled and released by the Casket & Funeral Supply Association of America, approximately 1.9 million caskets were sold in the United States in 2000, with metal caskets accounting for approximately 1.3 million units, wood caskets accounting for approximately 330,000 units and other caskets accounting for approximately 278,000 units. The number of casket manufacturers, assemblers and distributors has declined over the past thirty years as a result of industry consolidation. The Company estimates that the three largest casket manufacturers accounted for over 70% of the finished casket unit volume in 2000.

      Commemorative products used in the death care industry are also categorized by the type of material from which they are produced, with two primary categories: granite and bronze. Of the 2.4 million deaths in the United States in the year 2000, approximately 2.0 million were memorialized with a traditional granite or bronze memorial, with approximately two-thirds being granite and one-third being bronze.

THE COMPANY

      The Company produces a wide variety of all three types of caskets, metal burial vaults and casket components. Metal caskets are made from various gauges of cold rolled steel, stainless steel, copper and bronze. Wood caskets are made from nine different wood species ranging from poplar to mahogany, as well as from veneer and fiber board. The Company also produces caskets made from cloth and paper covered particle board and corrugated materials. The Company manufactures metal burial vaults for use in the interment segment of the death care industry, as well as metal casket components, functional and decorative casket hardware and interior fabrics for its own use and for sale to other casket assemblers.

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

      Metal caskets are generally categorized by whether the casket is non-gasketed or gasketed, and by material (i.e. bronze, copper, or steel) and in the case of steel, by the gauge, or thickness, of the metal. The Company's metal casket line consists of non-gasketed steel, gasketed 20, 18 and 16 gauge steel, and gasketed stainless steel, copper and bronze.

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

      Casket components include stamped metal body parts, metal locking mechanisms for gasketed metal caskets, adjustable beds, interior fabrics and panels, and metal and plastic handles and corners. The Company dyes fabrics used for casket interiors. In addition, embroidered panel fabrics are also produced by the Company.

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

Distribution and Marketing

      The Company currently markets its casket products through Company and privately owned distributors. Burial vaults are sold directly to funeral home and cemetery operators as well as to privately owned distributors. The Company's commemorative products are sold directly to cemetery operators, monument dealers and funeral homes, as well as sign and trophy dealers. Approximately 1% of the Company's net sales were to customers outside the United States. The Company normally fills orders within one month and, therefore, does not have a significant backlog of unfilled orders. The Company has plans to sell all of the Company-owned distribution operations.

      York's casket distributors generally concentrate their sales and service efforts in their primary market area, with some distributors assigned exclusive territories. York believes that each of its distributors is committed to providing the highest quality service to the funeral homes within its primary market area.

      York's major marketing efforts include merchandising planning and display, volume purchase programs, training programs, pre-need insurance programs and The York Children's Foundation(sm).

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

      Training Programs. The Company provides training programs for funeral service professionals, including sessions which are accredited for continuing education by many states. These offerings include instruction on cremation marketing, product knowledge, and funeral products and services merchandising. These programs provide funeral service providers with valuable information and increase their knowledge of and goodwill toward the Company.

      Memorial Pre-need Program. The Company's commemorative products segment manufactures death care memorial products under a "pre-need" program where the basic memorial is produced and sold currently, with completion of the memorial, including applying dates and final-finishing processes, taking place when the service becomes "at-need".

      The York Children's FoundationSM. The York Children's FoundationSM (the "Foundation") supports charitable childrens' organizations across the country as a means of memorializing persons for whom York caskets have been purchased. Grants made by the Foundation allow the sponsoring funeral home to promote its name and goodwill within its local community and allow the Company to further differentiate itself from its competitors.

Manufacturing

Caskets

      Metal casket parts are produced by stamping steel, stainless steel, copper and bronze sheets into casket body parts. Locking mechanisms and adjustable beds are produced by stamping and assembling a variety of steel parts. Casket handles and corners are produced from stamped or cast metal or injection molded plastic. In the production of wood caskets, the Company purchases from sawmills various species of uncured wood, which it dries and cures. The cured wood is processed into casket components. Other caskets are produced by cutting and forming particle board and corrugated materials into component parts for assembly.

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

Commemorative Products

      Cast bronze commemorative products are produced by pouring molten bronze into baked sand molds. After the molten metal cools, the molds are removed and the casting is cleaned and trimmed. The completed casting is then finished through the application of paint and other finishes.

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

      The Company provides a full line of casket products that it believes is more comprehensive than any of its major competitors. Although there are a large number of casket industry participants, the three largest casket manufacturers account for over 70% of the finished caskets produced. In addition to York, Batesville Casket Company, a subsidiary of Hillenbrand Industries, Inc., and Aurora Casket Company, Inc. are the most significant industry participants.

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

Employees

      The Company has approximately 1,667 employees, substantially all of whom work full-time. Approximately 80% are engaged in manufacturing activities, 10% are engaged in field sales and distribution activities with the balance holding managerial, administrative, clerical or other office positions. Approximately 100 employees are covered by collective bargaining agreements, principally production workers at the Lynn, Indiana plant, whose agreement expires in June 2002. The Company believes that its relationship with its employees is good.

Item 2. Properties

      The Company owns ten (10) production facilities and four (4) finished casket distribution warehouse facilities. The Company also leases twenty-three (23) finished casket distribution warehouse facilities and three (3) manufacturing facilities. Additionally, the Company leases warehouses, with an aggregate of approximately 45,000 square feet near certain of its assembly plants in order to stock finished caskets, allowing the Company to more effectively schedule production and better serve its customers.

      The Company believes that its production and distribution warehouse facilities are adequate to support its current and projected level of operations. The following table sets forth additional information regarding the Company's manufacturing facilities.

                                                                                                       Approximate
                                                                                                         Square
          Location                               Principal Products Or Activity                           Feet
          --------                               ------------------------------                           ----
York, Pennsylvania........................       Manufacture of finished wood caskets                    307,000
St. Leonard d'Aston, Quebec, Canada.......       Manufacture of finished wood caskets                     35,000
Marshfield, Missouri......................       Manufacture of finished metal caskets                    86,000
Lynn, Indiana.............................       Manufacture of finished metal caskets                    76,000
West Point, Mississippi...................       Manufacture of finished metal caskets                    99,000
Richmond, Indiana.........................       Metal casket stamping, manufacture of casket
                                                   beds, locks and hardware items                         92,000
Anniston, Alabama.........................       Metal casket stamping, manufacture of metal
                                                   burial vaults                                          63,000
Lawrenceville, Georgia....................       Fabric processing                                        25,000
Richmond, Indiana.........................       Manufacture of cloth covered caskets and
                                                   cremation containers (leased)                         164,000
London, Kentucky..........................       Manufacture of metal burial vaults (leased)              49,000
Richmond, Indiana.........................       Injection molding of plastic parts,
                                                   principally casket corners (leased)                    18,000
Kingwood, West Virginia...................       Manufacture of bronze commemorative products            103,000
Bryan, Texas..............................       Manufacture of bronze commemorative products             37,000

      The following table sets forth additional information regarding the Company's distribution warehouse facilities:


                                                                                       Distribution Warehouse Facilities
                                       Distribution Warehouse Facilities                    For Operations Sold in
                                             at December 31, 2000                            First Quarter, 2001
                                      -----------------------------------              ---------------------------------
                                                              Approximate                                Approximate
                                                               Aggregate                Number            Aggregate
                                      Number of                 Square                    of               Square
            State                     Locations                  Feet                  Locations            Feet
            -----                     ---------                  ----                  ---------            ----
        Alabama                           1                     14,000                     1               14,000
        California                        1                     23,000
        Connecticut                       1                     16,000
        Florida                           2                     29,000
        Georgia (owned)                   1                     22,000
        Illinois                          1                     25,000                     1               25,000
        Indiana                           2                     13,000                     2               13,000
        Kentucky                          1                     14,000                     1               14,000
        Louisiana                         1                     15,000                     1               15,000
        Maine                             1                      5,000
        Massachusetts                     1                     18,000
        Michigan                          1                     11,000                     1               11,000
        Mississippi (owned)               1                     20,000                     1               20,000
        New Mexico                        1                      8,000                     1                8,000
        North Carolina                    1                     15,000
        Ohio                              3                     40,000
        Oregon                            1                      6,000
        Texas (2 owned)                   4                     89,000                     4               89,000
        Washington                        2                     26,000

     In addition to its production and warehouse facilities, the Company leases approximately 21,000 square feet of space for executive and administrative offices in Houston, Texas. The lease term expires October 31, 2003. The Company also owns a 20,400 square foot facility in New Orleans, Louisiana which serves as its merchandising and design center, as well as inactive facilities in Portland, Oregon (38,000 square feet), Aiken, South Carolina (96,000 square feet), Richmond, Indiana (21,000 square feet), and Lawrenceville, Georgia (82,000 square feet) which the Company is currently attempting to sell or lease.

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

      In 1991, the Georgia Department of Natural Resources (the "GDNR") issued a Notice of Violation - Consent Order alleging that the Company's Lawrenceville, Georgia facility was storing and treating hazardous wastes without a permit and allegedly had violated certain other hazardous wastes regulations in the operations of its electroplating line and associated wastewater treatment system. On November 8, 1991, the Company and the GDNR entered into a Consent Order (the "1991 Order") in settlement of the allegations. The 1991 Order was subsequently amended in 1994 to reflect the plan to conduct closure under Georgia laws and rules of the alleged waste management unit or units as the facility and to require some additional remediation, monitoring and investigation commitments on the Company's part. The GDNR approved the revised closure plan and post-closure plan for the facility in August 1995. Moreover, the GDNR issued a Hazardous Waste Facility Permit effective September 27, 1995, to document these post-closure care requirements.

      Subsequent to December 31, 2000, the Company and the GDNR entered into a Consent Order (the "2001 Order") by which the Company will provide financial assurance by funding $1.2 million into a trust account in twelve monthly installments, beginning in April, 2001.

      In August 1999, the Company received from the United States Environmental Protection Agency ("EPA") a General Notice letter relating to the Company's facility in York, Pennsylvania. The letter notified the Company of its potential liability under the Comprehensive Environmental Response Compensation and Liability Act for response action and cleanup at a site known as the Old City of York Landfill, located in York, Pennsylvania (the "Site") and advised the Company that in 1991 the EPA sent an information request to the Company concerning the Company's potential liability for waste it allegedly generated that may have been disposed of at the Site. In 1987, the United States, the City of York, and other parties entered an Administrative Order by Consent, which addressed the Site cleanup and response action and imposed responsibilities upon the named parties. Since that time, response action and cleanup at the Site has been ongoing. Expenses incurred to date are in excess of $4,000,000-$5,000,000. Total response costs are not known at this time, as the EPA estimates cleanup could continue for as long as thirty years. The cleanup relates to groundwater and domestic wells contaminated with volatile organic compounds from waste disposal practices at the Site. While the Company has not been joined in any lawsuit or administrative order relating to the Site or its cleanup, it is typical for the EPA to assert that all parties responsible for improper waste disposal at the Site are jointly and severally responsible for cleanup costs. The Company is currently investigating its relationship to the Site. At this time, the Company is without sufficient information to quantify any liability it may have related to the cleanup and response action at the Site.

Item 4. Submission Of Matters To A Vote Of Security Holders

      None.

                                     PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

      The Company's common stock has been traded in the over-the-counter market since April 2, 1996 and quoted on the Nasdaq National Market under the symbol "YRKG". On December 31, 2000, 189 stockholders of record held the Company's 8,940,950 shares of outstanding common stock. The Company believes there are approximately 1,800 beneficial owners of its common stock.

      The following table presents the Company's quarterly high and low common stock prices, as well as dividends per share, for the most recent two years:

                                             Years Ended December 31,
                                      2000                             1999
                           ----------------------------   ----------------------------
                           High       Low     Dividends   High        Low     Dividends
                           ----       ---     ---------   ----        ---     ---------

   First Quarter.......    $7.000    $4.125     $.04      $11.000    $5.906     $.04
   Second Quarter......    $5.313    $3.000       --      $ 9.000    $6.875     $.04
   Third Quarter.......    $6.813    $3.125       --      $ 9.000    $3.500     $.04
   Fourth Quarter......    $6.375    $1.563       --      $ 5.000    $3.500     $.04


      The Company suspended the payment of dividends after the first quarter of 2000. Any future change in the Company's dividend policy will be made at the discretion of the Board of Directors based upon pertinent factors, such as financial condition of the Company, bank covenants, capital and expansion requirements and other factors the Board of Directors may consider.

Item 6. Selected Financial Data

                      (in thousands, except per share data)

INCOME STATEMENT DATA:

                                                                                     Year Ended December 31,
                                                              ---------------------------------------------------------------------
                                                                 2000           1999           1998           1997           1996
                                                              ---------      ---------      ---------      ---------      ---------
Net sales ....................................                $ 192,493      $ 198,042      $ 230,195      $ 178,690      $ 149,178
Cost of sales..... ...........................                  138,695        135,918        165,048        130,144        116,408
                                                              ---------      ---------      ---------      ---------      ---------
Gross profit .................................                   53,798         62,124         65,147         48,546         32,770
Other operating expenses .....................                   46,721         43,334         42,432         28,439         13,359
Plant closure and restructuring charges ......                   16,810             --             --             --             --
                                                              ---------      ---------      ---------      ---------      ---------
Operating income (loss).......................                   (9,733)        18,790         22,715         20,107         19,411
Other income .................................                    2,510            610             --             --             --
Interest expense, net ........................                   (7,489)        (6,611)        (4,732)          (650)          (983)
                                                              ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes
   and extraordinary item ....................                  (14,712)        12,789         17,983         19,457         18,428
Income tax provision (benefit) ...............                   (3,062)         5,476          7,193          7,394          6,907
                                                              ---------      ---------      ---------      ---------      ---------
Income (loss) before extraordinary item ......                  (11,650)         7,313         10,790         12,063         11,521
Extraordinary item, net of tax ...............                       --             --             --             --           (736)
                                                              ---------      ---------      ---------      ---------      ---------
Net income (loss).............................                $ (11,650)     $   7,313      $  10,790      $  12,063      $  10,785
                                                              =========      =========      =========      =========      =========
Earnings (loss) per share:
    Basic:
        Income (loss) before extraordinary
          item ...............................                $   (1.30)     $     .82      $    1.21      $    1.38      $    1.53
                                                              =========      =========      =========      =========      =========
        Net income (loss).....................                $   (1.30)     $     .82      $    1.21      $    1.38      $    1.43
                                                              =========      =========      =========      =========      =========
    Diluted:
        Income (loss) before extraordinary
          item ...............................                $   (1.30)     $     .81      $    1.19      $    1.34      $    1.46
                                                              =========      =========      =========      =========      =========
        Net income (loss).....................                $   (1.30)     $     .81      $    1.19      $    1.34      $    1.37
                                                              =========      =========      =========      =========      =========

Shares used in computing earnings (loss) per share:
    Basic ....................................                    8,941          8,937          8,922          8,712          7,518
                                                              =========      =========      =========      =========      =========
    Diluted ..................................                    8,941          9,028          9,085          8,979          7,874
                                                              =========      =========      =========      =========      =========

BALANCE SHEET DATA:

                                                                                        As of December 31,
                                                              ---------------------------------------------------------------------
                                                                 2000           1999           1998           1997           1996
                                                              ---------      ---------      ---------      ---------      ---------
Working capital ..............................                $ (25,750)     $  27,522      $  50,309      $  56,607      $  53,736
Total assets .................................                  189,744        213,651        209,264        130,545        102,896
Long-term debt, less current
   maturities ................................                      863         61,355         79,267         25,925         26,435
 Stockholders' equity ........................                   79,011         91,409         85,087         75,647         56,072

OPERATING DATA:

                                                                                        As of December 31,
                                                              ---------------------------------------------------------------------
                                                                 2000           1999           1998           1997           1996
                                                              ---------      ---------      ---------      ---------      ---------
Capital expenditures .........................                $   3,685      $   8,348      $  11,016      $   9,376      $   4,717
Depreciation and amortization ................                   11,418         10,626          8,518          5,212          4,092

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

      At December 31, 2000, the Company owns casket distribution operations serving the New England, Southern, Northern California, Pacific Northwest and certain Midwest markets. In December 2000, the Company announced its intent to sell its distribution operations and recorded a charge of $10.4 million. The Company believes that privately owned casket distributors will continue to be the most effective way to market the Company's casket products and expects to continue to strongly support the efforts of these privately owned distributors.

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

     The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods presented.

                                                    Year Ended December 31,
                                             ----------------------------------
                                              2000          1999          1998
                                            ------        ------        ------
Net sales ............................       100.0%        100.0%        100.0%
Gross profit .........................        27.9          31.4          28.3
Other operating expenses .............        24.3          21.9          18.4
Restructuring charges ................         8.7            --            --
                                            ------        ------        ------
Operating income (loss) ..............        (5.1)          9.5           9.9
Other income, net ....................         1.3            .3            --
Interest expense, net ................        (3.9)         (3.3)         (2.1)
Income tax (provision) benefit .......         1.6          (2.8)         (3.1)
                                            ------        ------        ------
Net income (loss) ....................        (6.1)%         3.7%          4.7%

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net sales decreased $5.5 million or 2.8%, reflecting the unfavorable impact of bronze foundry consolidation activities in late-1999 and early-2000, as well as increased levels of casket customer discounts and rebates. The decline was partially offset by increased finished casket units volume sold through both Company owned and independent distribution operations.

     Gross profit decreased $8.3 million or 13.4% due to the increased levels of sales discounts and rebates provided to casket customers, productivity and sales volume losses stemming from the bronze foundry consolidation activities and inventory write downs.

     Other operating expenses increased $3.4 million or 7.9% as a result of higher personnel, depreciation, medical and worker's compensation expenses. This comparison is largely driven by the significant turnover in Company's senior management, resulting in overlapping salaries and severance costs, as well as increased relocation and recruiting expenses. Also affecting the year to year comparison is the completion of the enterprise resource planning system implementation. This implementation significantly increased depreciation and information technology employee compensation expenses. A portion of the information technology compensation expenses had been capitalized as part of the systems implementation cost during 1999.

     The Company recorded $16.8 million of restructuring charges in 2000. These charges stemmed from the shutdown of three manufacturing facilities and the planned sale of all Company-owned casket distribution operations.

     Net interest expense increased $0.9 million as higher interest rates were partially offset by lower debt levels.

     The increase in other income is primarily the result of a favorable litigation settlement.

     The Company's effective tax rate decreased to 20.8% from 42.8%, primarily attributable to the combined effects of the pretax loss and the non-deductibility of goodwill write-offs and increased amortization.

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

     Gross profit decreased $3.0 million, or 4.6%. Gross margin increased from 28.3% to 31.4%. The decrease in gross profit primarily reflects the loss of SCI business, partially offset by cost containment measures instituted after the SCI loss and the effects of 1998 and 1999 acquisitions. The improvement in gross margin primarily reflects the effects of the Colonial Guild and OMC acquisitions, which generate higher gross margins than does the Company's casket manufacturing operations. Additionally, 1998 gross margins were negatively impacted by lost manufacturing cost absorption as the SCI supply agreement drew to a close late in the year.

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

      Other income primarily reflects a gain recognized based upon a change in estimate relative to settlement of litigation.

      The Company's effective tax rate increased to 42.8% from 40.0%, primarily attributable to the combined effects of higher non-deductible expenses and lower pretax income.

Liquidity and Capital Resources

      The Company has historically relied on cash flow from operations and borrowings from banks and other lenders to fund its operations.

      Cash and cash equivalents were $4.5 million at December 31, 2000, representing a increase of $4.5 million from December 31, 1999. In 2000, cash flows from operations totaled approximately $22.3 million, cash used in investing activities totaled approximately $2.3 million and cash used in financing activities totaled approximately $15.1 million.

      Capital expenditures were $3.7 million, $6.6 million and $7.3 million in 2000, 1999 and 1998, respectively. The Company has budgeted capital expenditures for 2001 of approximately $5.0 million. 2000 expenditures primarily reflect routine maintenance and replacement projects, with no significant individual projects.

      Proceeds from the issuance of common stock were zero, $0.1 million and $0.2 million in 2000, 1999 and 1998, respectively. These proceeds reflect the exercise of stock options issued to certain key employees.

      Long-term debt, including current maturities, at December 31, 2000, totaled $65.3 million, which primarily consisted of $12.8 million of senior notes (the "Senior Notes"), $23.0 million outstanding on the Company's bank term loan, $22.9 million outstanding on the Company's revolving credit facility, subordinated promissory notes totaling $3.7 million issued in conjunction with an acquisition, capital lease obligations totaling $1.6 million and deferred acquisition purchase cost of $0.9 million.

      The Company was not in compliance with specified debt covenants at various times during 2000. In January 2001, the Company reached agreements whereby its lenders provided specified forbearance through June 30, 2001. Under the terms of these agreements, the Company has agreed to a revised amortization schedule with respect to repayment of the bank term loan and Senior Notes. Further, the Company has agreed to make specified prepayments of the Senior Notes, as well as the bank term loan and revolving credit facility ("Bank Facilities") from the proceeds of asset sales. These forbearance agreements expire on June 30, 2001. The terms of the Bank Facilities provide for an interest rate to be based upon the prime rate. The Senior Notes and Bank Facilities are secured by substantially all of the Company's assets, including the stock of all the Company's subsidiaries. The Senior Notes and Bank Facilities, as modified by the terms of the forbearance agreements, do not permit the payment of cash dividends, limit the Company's capital expenditures and are guaranteed by the Company's subsidiaries. The Banks and the holder of the Senior Notes have entered into an intercreditor agreement whereby both sets of creditors have a security interest in substantially all of the Company's assets. Since October 31, 2000, the Company has not been permitted to make additional borrowings under the revolving credit facility.

      The Company has, and continues to, pursue multiple options relevant to securing the capital required to continue operations beyond the expiration of the present forbearance agreements. These options include refinancing with new or existing lenders, the sale of additional assets and potential business combination transactions that are in the best interests of the Company's stockholders. On March 16, 2001, Wilbert, Inc., the Company's largest stockholder, announced in correspondence to the Company and a subsequent filing with the Securities and Exchange Commission that it was prepared to buy all shares of those Company stockholders wishing to sell their shares for $6.50 per share. The Company has since hired an independent advisor to assist the Company with its evaluation of Wilbert's offer and other strategic options and actions available to the Company.

      During the first quarter of 2001, the Company has completed several asset sales relating to the sale of Company-owned distribution operations, and has reduced outstanding debt by approximately $14 million.

Inflation

      Inflation has not had a material impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

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

      During the fourth quarter of 1999 the Company revised its estimate of deferred revenue relative to its bronze memorial pre-need program. Under this program, memorial products are sold on a pre-need basis and the basic memorial is produced and stored until the time of need when it is completed by applying dates and final finishing. During the fourth quarter the Company consolidated certain of its operations and reevaluated its estimated completion costs, which are estimated to be less due to anticipated economies of scale and reduced labor costs. The Company also reassessed the stage of completion of its memorial products and it was determined that the actual extent of completion exceeded original estimates. Based upon the analysis, management reduced the Company's deferred revenue estimate by approximately $1.1 million.

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

      During the fourth quarter of 1999, the Company also recorded other income of approximately $0.6 million resulting from a change in estimate relative to the ultimate settlement of litigation. During the third quarter of 2000, the Company recorded other income of $2.2 million primarily related to the settlement of litigation.

      In June 2000, the Company recorded a charge of $1.0 million for the write-down of its closed Aiken, South Carolina foundry to reflect that facility's estimated fair market value.

      In September 2000, the Company recorded a $5.5 million restructuring charge to cover expenses primarily related to the announced closures of a casket assembly plant in Richmond, Indiana and processing plant in Lawrenceville, Georgia. Charges of $4.4 million relate to the write-down of inventories, real estate, equipment, goodwill and other intangible assets. The remaining $1.1 million relates to employee severance costs and other shutdown expenses.

      In December 2000, primarily in conjunction with the Company's announced intention to sell its distribution operations, the Company recorded a non-recurring charge of $10.4 million, most of which ($8.2 million) represents a writes-off of the net book value of goodwill related to the distribution businesses sold or held for sale. Additional distribution business asset write-downs ($1.2 million), accrual of severance costs ($0.2 million), increased reserves relating to the collection of notes receivable from funeral home customers ($0.3 million), and an additional write-down of surplus assets at the closed Aiken facility ($0.4 million) were also included in the fourth quarter restructuring charge.


      The following table sets forth certain unaudited statements of operations data for each quarter of 2000 and 1999.

                                                         Quarter Ended
                                     ------------------------------------------------------
                                       March 31      June 30     September 30   December 31
                                     -----------   -----------   ------------   -----------
                                              (in thousands, except per share data)
2000
Net sales ........................   $    54,758   $    47,954   $    42,895    $    46,886
Gross profit .....................        16,240        14,228         8,824         14,506
Operating income (loss)...........         4,824         1,952        (8,756)        (7,753)
Net income (loss).................         1,707            97        (3,510)        (9,944)
Earnings (loss) per common share:
   Basic .........................           .19           .01          (.39)         (1.11)
   Diluted .......................           .19           .01          (.39)         (1.11)

1999
Net sales ........................   $    54,575   $    50,207   $    45,372    $    47,888
Gross profit .....................        17,555        15,909        14,609         14,051
Operating income .................         5,651         4,368         4,065          4,706
Net income .......................         2,515         1,803         1,409          1,586
Earnings per common share:
   Basic .........................           .28           .20           .16            .18
   Diluted .......................           .28           .20           .16            .17

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

INTEREST RATE EXPOSURE

      The Company's exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates. At December 31, 2000, approximately 70% ($45.9 million) of the long-term debt was subject in variable interest rates. The annual effect on a hypothetical 100 basis point increase in interest rates, based upon the amount of floating rate debt outstanding at December 31, 2000, would be approximately $0.5 million. At December 31, 2000, the fair value of the Company's fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors And Executive Officers of the Registrant

      The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Proposal No. 1 -- Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act of 1934, as amended (the "Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 2000.

Item 11. Executive Compensation

      The information required by this item as to the management of the Company is hereby incorporated by reference from the information appearing under the caption "Compensation Tables" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Common Stock Outstanding and Principal Holders Thereof" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 2000.

Item 13. Certain Relationships and Related Transactions

      The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Transactions" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 2000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1 Financial Statements

      The following financial statements and the Report of Independent Public Accountants are filed as a part of this report on the pages indicated.

                                                                           Page
                                                                           ----

Report of Independent Public Accountants.................................   F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999.............   F-3
Consolidated Statements of Operations for the Years Ended
   December 31, 2000, 1999 and 1998......................................   F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 2000, 1999 and 1998......................................   F-5
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000, 1999 and 1998......................................   F-6
Notes to the Consolidated Financial  Statements..........................   F-7


      (a) 2 Financial Statement Schedules

      The following Financial Statement Schedule and the Report of Independent Public Accountants on Financial Statement Schedule are included in this report on the pages indicated:

                                                                           Page
                                                                           ----

Report of Independent Accountants on Financial Statement Schedule........  F-2
Financial Statement Schedule
       II -- Valuation and Qualifying Accounts...........................  S-1

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

     Exhibit
     Number                         Identification of Exhibits
     ------                         --------------------------

3.1      -- Certificate of Incorporation dated January 22, 1996 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement
            on Form S-1 [Reg. No. 333-00846]) ("Form S-1")
3.2      -- Bylaws (incorporated by reference to Exhibit 3.2 to Form S-1)
4.1      -- Specimen Common Stock Certificate (incorporated by reference to
            Exhibit 4.1 to Form S-1)
4.2      -- Rights Agreement dated as of September 28, 2000 between the
            Company and Computershare Investor Services, LLC (incorporated by reference to EXHIBIT 1 on the Form 8-A filed September 28, 2000)
10.1     -- Agreement between York Casket Company-IN and District Lodge 90, and Local Lodge No. 2532 of the International Association of
            Machinists and Aerospace Workers, AFL-CIO dated June 12, 1999
            (incorporated by reference to Exhibit 10.1 to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1999)
10.2     -- Senior Note Purchase Agreement among The York Group, Inc. and The
            Variable Annuity Life Insurance Company dated June 30, 1994
            (incorporated by reference to Exhibit 10.8 to Form S-1)
10.3     -- First Amendment to the Senior Note Purchase Agreement among The
            York Group, Inc. and The Variable Annuity Life Insurance Company
            dated August 12, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1999) ("Third Quarter 1999 Form 10-Q)
10.4     -- Amended and Restated Credit Agreement among The York Group, Inc.,
            ABN-AMRO Bank and certain financial institutions dated August 12,
            1999 (incorporated by reference to Exhibit 10.1 to the Company's
            Third Quarter 1999 Form 10-Q)
10.5     -- 1990 Stock Incentive Plan (incorporated by reference to Exhibit
            10.10 to Form S-1)
10.6     -- 1991 Stock Incentive Plan (incorporated by reference to Exhibit
            10.11 to Form S-1)
10.7     -- 1996 Employee Stock Option Plan (incorporated by reference to
            Exhibit 10.12 to Form S-1)
10.8     -- 1996 Independent Director Stock Option Plan (incorporated by reference to Exhibit 10.13 to Form S-1)
10.9     -- The York Group, Inc. Nonqualified Deferred Compensation Plan
            (incorporated by reference to Exhibit 10.13 to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1996)
10.10    -- Employment Agreement between The York Group, Inc. and Gerald D.
            Runnels dated January 17, 1997 (incorporated by reference to Exhibit
            10.12 to the Company's 1997 Form 10-K)
10.11    -- The York Group, Inc. Non-Employee Director Cash and Equity
            Compensation Plan (incorporated by reference to Exhibit 10.1 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended June
            30, 1997)
10.12    -- Form of Distribution Agreement (incorporated by reference to
            Exhibit 10.14 to the Company's 1997 Form 10-K)
10.13    -- Distribution Agreement between The York Group, Inc. and Artco
            Casket Company, Inc. dated effective January 1, 1997 (incorporated by reference to Exhibit 10.14 to the Company's 1997 Form 10-K)
10.14    -- Agreement and Plan of Merger by and among The York Group, Inc.,
            Colonial Guild Acquisitions Corp., and Colonial Guild, Ltd. dated
            February 17, 1998 (incorporated by reference to Exhibit 2.1 of the
            Company's Current Report on Form 8-K dated March 25, 1998)
10.15    -- The York Group, Inc. Offer of Employment Letter to Thomas J. Crawford
10.16    -- The York Group, Inc. Retention Offer to Sandra Matson
10.17    -- The York Group, Inc. Retention Offer to Robert Monteleone
10.18    -- Change in Control Agreement by and between The York Group, Inc. and
            Thomas J. Crawford
10.19    -- Change in Control Agreement by and between The York Group, Inc. and
            Robert Monteleone
10.20    -- Change in Control Agreement by and between The York Group, Inc. and
            Sandra Matson
10.21    -- Change in Control Agreement by and between The York Group, Inc. and
            Alfred Turner III
10.22    -- Forbearance Agreement dated as of January 15, 2001 among the
            Company, ABN AMRO Bank, N.V. and the lenders named therein (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K
            dated January 25, 2001)
10.23    -- Forbearance Agreement, Consent and Third Amendment dated January
            19, 2001 between the Company and the Variable Annuity Life
            Insurance Company (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated January 25, 2001)
21.1     --   Subsidiaries of the Registrant
23.1     --   Consent of Arthur Andersen LLP

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K dated January 25, 2001, that included copies of the Forbearance Agreement dated as of January 15, 2001 among the Company, ABN AMRO Bank, N.V. and the lenders named therein. Also included in this filing were the Forbearance Agreement, Consent and Third Amendment dated January 19, 2001 between the Company and the Variable Annuity Life Insurance Company and a Press Release issued by the Company on January 19, 2001 announcing these agreements.

The Company filed a report on Form 8-K dated October 6, 2000 concerning the execution of its Rights Agreement.

                                   SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          THE YORK GROUP, INC.


                          By:                  /s/ DAN E. MALONE
                              --------------------------------------------------
April 2, 2001                                    Dan E. Malone
                              Vice President Finance and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                     Title                      Date
              ---------                     -----                      ----

        /s/THOMAS J. CRAWFORD         Chairman of the Board,      April 2, 2001
- ------------------------------------  Chief Executive Officer
  Thomas J. Crawford                  and President
                                      (Principal Executive
                                      Officer)


          /s/DAN E. MALONE            Vice President Finance and  April 2, 2001
- ------------------------------------  Chief Financial Officer
            Dan E. Malone             (Principal Financial and
                                        Accounting Officer)


          /s/H. JOE TRULOVE           Senior Vice President and   April 2, 2001
- ------------------------------------  Director
           H. Joe Trulove


          /s/ALAN H. ELDER            Director                    April 2, 2001
- ------------------------------------
            Alan H. Elder


          /s/ELDON P. NUSS            Director                    April 2, 2001
- ------------------------------------
            Eldon P. Nuss


        /s/KIRK P. PENDLETON          Director                    April 2, 2001
- ------------------------------------
          Kirk P. Pendleton


         /s/ROGER W. SEVEDGE          Director                    April 2, 2001
- ------------------------------------
          Roger W. Sevedge


                      THE YORK GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

CONSOLIDATED FINANCIAL STATEMENTS

   Report of Independent Public Accountants.......................        F-2

   Consolidated Balance Sheets as of December 31, 2000 and 1999...        F-3

   Consolidated Statements of Operations for the Years Ended
        December 31, 2000, 1999 and 1998..........................        F-4

   Consolidated Statements of Stockholders' Equity for the Years
        Ended December 31, 2000, 1999 and 1998....................        F-5

   Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2000, 1999 and 1998..........................        F-6

   Notes to the Consolidated Financial Statements.................        F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of The York Group, Inc.:

      We have audited the accompanying consolidated balance sheets of The York Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The York Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company was not in compliance with specified debt covenants at various times during 2000. In January 2001, the Company reached agreements whereby its lenders provided specified forbearance through June 30, 2001. The Company is seeking to refinance with new or existing lenders or sell assets sufficient to retire the Company's Senior Notes and bank credit facilities. During the first quarter of 2001, the Company has sold assets and reduced its outstanding debt, but refinancing or additional asset sales sufficient to extend or retire the remaining indebtedness have not been consummated. These matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans with regard to these matters are also further discussed in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

ARTHUR ANDERSEN LLP

Houston, Texas
March 2, 2001 (except with respect to the matter in the fifth paragraph of Note 1, as to which the date is March 30, 2001)

                      THE YORK GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                              December 31,
                                                                                        ------------------------
                                                                                           2000           1999
                                                                                        ---------       --------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..................................................         $   4,533       $      17
   Trade accounts and notes receivable, net of allowance for doubtful accounts and returns and allowances of $3,591 and $4,231, respectively
            Stockholders and affiliates .......................................             6,028           3,518
            Other .............................................................            19,627          31,492
   Inventories, net ...........................................................            10,531          33,980
   Prepaid expenses ...........................................................             2,170           2,225
   Deferred tax asset .........................................................             4,083           4,007
   Income tax receivable ......................................................             3,941              --
   Assets held for sale .......................................................            19,271              --
                                                                                        ---------       ---------

            Total current assets ..............................................            70,184          75,239
                                                                                        ---------       ---------

PROPERTY, PLANT AND EQUIPMENT, net ............................................            49,424          62,374
GOODWILL, net .................................................................            55,163          65,899
DEFERRED COSTS AND OTHER NON-CURRENT ASSETS, net ..............................            11,144          10,139
ASSETS HELD FOR SALE ..........................................................             3,829              --
                                                                                        ---------       ---------

            Total assets ......................................................         $ 189,744       $ 213,651
                                                                                        =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt ..........................................         $  64,437       $  18,703
   Accounts payable ...........................................................            15,226          15,520
   Accrued expenses ...........................................................            16,271          13,494
                                                                                        ---------       ---------

            Total current liabilities .........................................            95,934          47,717
                                                                                        ---------       ---------

LONG-TERM DEBT, net of current portion ........................................               863          61,355

OTHER NONCURRENT LIABILITIES ..................................................             5,756           6,357

DEFERRED TAX LIABILITY ........................................................             8,180           6,813

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares authorized and unissued ..                --              --
   Common stock, $.01 par value, 25,000,000 shares authorized; 8,940,950 shares
        issued and outstanding ................................................                89              89
   Additional paid-in capital .................................................            40,455          40,455
   Accumulated other comprehensive income (loss) ..............................              (123)            267
   Retained earnings ..........................................................            38,590          50,598
                                                                                        ---------       ---------

            Total stockholders' equity ........................................            79,011          91,409
                                                                                        ---------       ---------

            Total liabilities and stockholders' equity ........................         $ 189,744       $ 213,651
                                                                                        =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                   Year Ended December 31,
                                                                           -------------------------------------
                                                                               2000         1999         1998
                                                                           -----------  -----------  -----------
NET SALES (including sales to stockholders and affiliates of
    $34,193 in 2000, $33,268 in 1999 and $32,767 in 1998)................  $   192,493  $   198,042  $   230,195
COST OF SALES............................................................      138,695      135,918      165,048
                                                                           -----------  -----------  -----------
             Gross profit................................................       53,798       62,124       65,147
                                                                           -----------  -----------  -----------
OTHER OPERATING EXPENSES.................................................       46,721       43,334       42,432
PLANT CLOSURE AND RESTRUCTURING CHARGES..................................       16,810           --           --
                                                                           -----------  -----------  -----------
             Total operating expenses....................................       63,531       43,334       42,432
                                                                           -----------  -----------  -----------
             Operating income (loss).....................................       (9,733)      18,790       22,715
                                                                           -----------  -----------  -----------
OTHER INCOME (EXPENSE):
    Interest income......................................................          405           98          647
    Interest expense.....................................................       (7,894)      (6,709)      (5,379)
    Other income.........................................................        2,510          610           --
                                                                           -----------  -----------  -----------
             Total other income (expense)................................       (4,979)      (6,001)      (4,732)
                                                                           -----------  -----------  -----------

INCOME (LOSS) BEFORE INCOME TAXES........................................      (14,712)      12,789       17,983
INCOME TAX PROVISION (BENEFIT)...........................................       (3,062)       5,476        7,193
                                                                           -----------  -----------  -----------

NET INCOME (LOSS)........................................................  $   (11,650) $     7,313  $    10,790
                                                                           ===========  ===========  ===========

EARNINGS (LOSS) PER SHARE:
     Basic.............................................................    $     (1.30) $       .82  $      1.21
                                                                           ===========  ===========  ===========

     Diluted...........................................................    $     (1.30) $       .81  $      1.19
                                                                           ===========  ===========  ===========

SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
     Basic.............................................................          8,941        8,937        8,922
                                                                           ===========  ===========  ===========
     Diluted...........................................................          8,941        9,028        9,085
                                                                           ===========  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (in thousands, except share and per share data)

                                                                                Accumulated
                                                                                  Other
                                                 Common Stock                  Comprehensive
                                             ---------------------    Paid-in     Income       Retained
                                              Shares       Value      Capital     (loss)       Earnings
                                             ---------   ---------   ---------   ---------    ---------
BALANCE AT DECEMBER 31, 1997 .............   8,906,950   $      89   $  40,209   $      --    $  35,349
   Exercise of common stock options ......      24,000          --         181          --           --
   Net income ............................          --          --          --          --       10,790
   Dividends declared ....................          --          --          --          --       (1,428)
   Foreign currency translation adjustment          --          --          --        (103)          --
                                             ---------   ---------   ---------   ---------    ---------

BALANCE AT DECEMBER 31, 1998 .............   8,930,950          89      40,390        (103)      44,711
   Exercise of common stock options ......      10,000          --          65          --           --
   Net income ............................          --          --          --          --        7,313
   Dividends declared ....................          --          --          --          --       (1,426)
   Foreign currency translation adjustment          --          --          --         370           --
                                             ---------   ---------   ---------   ---------    ---------

BALANCE AT DECEMBER 31, 1999 .............   8,940,950          89      40,455         267       50,598
   Net loss ..............................          --          --          --          --      (11,650)
   Dividends declared ....................          --          --          --          --         (358)
   Foreign currency translation adjustment          --          --          --        (390)          --
                                             ---------   ---------   ---------   ---------    ---------

BALANCE AT DECEMBER 31, 2000 .............   8,940,950   $      89   $  40,455   $    (123)   $  38,590
                                             =========   =========   =========   =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           Year Ended December 31,
                                                                      --------------------------------
                                                                        2000        1999        1998
                                                                      --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)...............................................   $(11,650)   $  7,313    $ 10,790
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities --
   Depreciation and amortization ..................................     11,418      10,626       8,518
   (Gain) loss on disposition of property, plant and equipment ....         --         (27)         95
   Deferred income taxes ..........................................      1,291      (1,390)        948
   Plant closure and restructuring charges ........................     16,810          --          --
   Decrease (increase), net of effects of acquisitions and assets held for sale in:
      Trade accounts and notes receivable .........................        402      (2,028)     (4,959)
      Inventories .................................................      9,297       1,763       5,889
      Prepaid expenses ............................................         55         822        (162)
      Income tax receivable .......................................     (3,941)         --          --
      Deferred costs and other assets .............................     (1,991)     (1,419)     (6,506)
   Increase (decrease), net of effects of acquisitions and assets held for sale in:
      Accounts payable and accrued liabilities ....................      1,196       1,856      (2,492)
      Other noncurrent liabilities ................................       (601)        (67)      1,086
                                                                      --------    --------    --------

         Net cash provided by operating activities ................     22,286      17,449      13,207
                                                                      --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property .................................      1,421          --          --
   Capital expenditures ...........................................     (3,685)     (6,641)     (7,294)
   Acquisitions, net of cash acquired of $0, $491 and $17,582 .....         --      (5,034)    (66,696)
                                                                      --------    --------    --------

         Net cash used in investing activities ....................     (2,264)    (11,675)    (73,990)
                                                                      --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock,
      net of issuance costs .......................................         --          65         181
   Proceeds from issuance of long-term debt .......................     54,875      31,925      77,000
   Repayments of long-term debt and capitalized lease obligations .    (69,633)    (40,140)    (26,896)
   Dividends paid .................................................       (358)     (1,426)     (1,428)
                                                                      --------    --------    --------

         Net cash provided by (used in) financing activities ......    (15,116)     (9,576)     48,857
                                                                      --------    --------    --------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH ..........................       (390)        370        (103)
                                                                      --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ....................................................      4,516      (3,432)    (12,029)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ......................         17       3,449      15,478
                                                                      --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR ............................   $  4,533    $     17    $  3,449
                                                                      ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
      Purchases of equipment under capital leases .................   $     --    $  1,707    $  3,722
                                                                      ========    ========    ========
      Reductions of lease receivables through application of earned
         rebates ..................................................   $  1,152    $    654    $    438
                                                                      ========    ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles Of Consolidation

      The accompanying consolidated financial statements include the accounts of The York Group, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

Nature Of Organization and Operations

      The Company manufactures caskets, casket components, metal vaults and bronze commemorative products in the United States and sells those products primarily for use domestically. The Company also provides merchandising and product assortment planning displays and architectural and interior design services.

      The Company was not in compliance with specified debt covenants at various times during 2000. In January 2001, the Company reached agreements whereby its lenders provided specified forbearance through June 30, 2001. Under the terms of these agreements, the Company has agreed to a revised amortization schedule with respect to repayment of the the bank term loan and Senior Notes (see Note 4). Further, the Company has agreed to make specified prepayments of the Senior Notes as well as the bank term loan and revolving credit facility ("Bank Facilities") from the proceeds of planned asset sales. These forbearance agreements expire on June 30, 2001. The terms of the Bank Facilities provide for an interest rate to be based upon the prime rate. The Senior Notes and Bank Facilities are secured by substantially all of the Company's assets, including the stock of all the Company's subsidiaries. The Senior Notes and Bank Facilities, as modified by the terms of the forbearance agreements, do not permit the payment of cash dividends, limit the Company's capital expenditures and are guaranteed by the Company's subsidiaries. The Bank and the holder of the Senior Notes have entered into an intercreditor agreement whereby both sets of creditors have a security interest in substantially all of the Company's assets. Since October 31, 2000, the Company has not been permitted to make additional borrowings under the revolving credit facility.

      The Company has, and continues to, pursue multiple options relevant to securing the capital required to continue operations beyond the expiration of the present forbearance agreements. These options include refinancing with new or existing lenders, the sale of additional assets, and potential business combination transactions that are in the best interests of the Company's stockholders.

      During the first quarter of 2001, the Company has received proceeds relating to the sale of Company-owned distribution operations and has reduced outstanding debt by approximately $14 million.

      On March 16, 2001, Wilbert, Inc. ("Wilbert"), the Company's largest stockholder, announced in correspondence to the Company and in a Securities and Exchange Commission filing that it was prepared to buy all shares of those Company stockholders wishing to sell their shares for $6.50 per share. The Company has since hired an independent advisor to assist the Company with its evaluation of Wilbert's offer and other strategic options and actions available to the Company. On parallel paths, the Company's management continues to negotiate debt refinancing and further asset sales with other interested and capable parties.

      The unresolved status of the debt refinancing and potential asset sales to satisfy the Company's debt obligations raises substantial doubt as to the Company's ability to continue as a going concern. Management believes that this doubt is significantly reduced by the Company's actions and alternatives in obtaining refinancing and selling assets to satisfy these obligations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

                      THE YORK GROUP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue Recognition

      The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Revenue is recognized as products are shipped and services are rendered. The Company offers price discounts to funeral homes participating in programs for volume purchases. The cost of these programs is based on a percentage of the distributor's selling prices. Discounts and rebates are estimated and reported as a reduction of sales at the time the Company's products are sold. Shipping costs are billed to customers and recognized as revenue, with the actual shipping costs incurred recorded within cost of sales.

Concentration of Risks

      The Company's operations could be significantly impacted, either positively or negatively, by its concentration in the death care industry and reliance upon sales to primarily casket distributors, cemeteries and funeral homes. Accounts receivable are generally unsecured and are derived primarily from revenues earned from customers located in the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been within management's expectations.

Cash Equivalents

      The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2000 and 1999, cash equivalents were $4.5 million and $17,000 respectively. Cash equivalents represent an interest in cash management funds that invest in government securities that are subject to daily redemption.

Inventories

      Inventories are valued at the lower of cost or market. The Company values wood product, metal stamping and casket product inventories using the LIFO method. All other inventories are valued using the FIFO method.

Property, Plant And Equipment

      Property, plant and equipment are carried at cost and include alterations and betterments which improve or extend useful lives. Maintenance and repairs are reflected in operating expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the various assets. Estimated useful lives range from 15 to 39 years for buildings and building improvements and 5 to 10 years for machinery, equipment, furniture and fixtures. Depreciation expense for the years ended December 31, 2000, 1999, and 1998 was $8.2 million, $7.5 million and $6.2 million, respectively. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in results of operations.

Goodwill

      Goodwill represents cost in excess of the fair value of net tangible and intangible assets acquired and is amortized on a straight-line basis, generally for periods of 25 years for distribution operations and 20 to 40 years for manufacturing operations. Amortization expense recognized during 2000, 1999 and 1998 was approximately $2.4 million, $2.3 million and $1.5 million, respectively. Accumulated amortization was $5.3 million and $4.3 million at December 31, 2000 and 1999, respectively.

Deferred Costs and Other Assets

      Deferred costs include financing costs related to debt issuance and are amortized over the terms of the borrowings on a straight-line basis. Other assets include the long-term portion of notes and leases receivable and are net of an allowance for uncollectible amounts of $260,000 and $100,000 at December 31, 2000 and 1999, respectively (see Note 3).

Long-Lived Assets

      The Company evaluates the recoverability of property and equipment and intangible assets if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

                      THE YORK GROUP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts Payable

      Included in accounts payable at December 31, 2000 and 1999 are liabilities of approximately $3.5 million and $.9 million, respectively, related to year end checks outstanding in excess of amounts on deposit.

Other Income

      Other income for 2000 primarily reflects the settlement of litigation. Other income for 1999 is the result of a change in estimate relative to the ultimate settlement of litigation.

Comprehensive Income (Loss)

      Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. In 2000, the Company had a comprehensive loss of $12.0 million and in 1999 and 1998 the Company had comprehensive income of $7.7 million and $10.7 million, respectively, consisting of net income (loss) and foreign currency translation adjustments.

Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137, effective for years beginning after June 15, 2000, requires derivatives to be recorded in the balance sheet as an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not use significant derivative financial instruments and therefore does not believe that this statement will have a material impact on the Company's consolidated financial statements.

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

      A reconciliation of weighted-average shares outstanding to shares used in computing diluted EPS is as follows:

                                                                 2000           1999           1998
                                                            -----------    -----------    -----------
Weighted-average shares outstanding....................       8,940,950      8,936,783      8,922,040
Dilutive securities consisting of options and
   convertible debt....................................              --         90,988        163,142
                                                            -----------    -----------    -----------
Shares used in computing diluted EPS...................       8,940,950      9,027,771      9,085,182
                                                            ===========    ===========    ===========

      Due to the loss incurred during 2000, the impact of options and convertible debt was not considered because the impact would be anti-dilutive.

Reclassifications

      Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements contained herein to conform to the classifications presented in 2000.

2. ACQUISITIONS:

      On March 16, 1998, the Company acquired all of the outstanding shares of Colonial Guild, Ltd., a manufacturer of bronze memorialization and commemorative products, with 1997 annual revenues of approximately $40 million. The purchase price of approximately $78.6 million was financed using available cash and the Company's line of credit facility. The acquisition was accounted for as a purchase, and the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition. The goodwill of approximately $49.5 million is being amortized on a straight-line basis over 40 years.

      On February 20, 1998, the Company acquired certain assets and assumed certain liabilities of Laurel-Bargo Vault Company, a metal vault manufacturer, for $1.8 million in cash. On May 22, 1998, the Company acquired the outstanding stock of Puget Sound Casket Co. and Oregon Casket Company, Inc., casket distributors, for a total cash consideration of $1.2 million. On June 1, 1998, the Company acquired substantially all of the operating assets and assumed the associated liabilities and debt of Cercueil Lauziere, Inc., a Canadian wood casket manufacturer, for $.8 million in cash. These acquisitions were accounted for using the purchase method of accounting. The excess of the total purchase prices over the net assets acquired amounted to approximately $2.7 million and is being amortized on a straight-line basis over 15 to 40 years.

      On April 19, 1999 the Company acquired all of the outstanding common stock of Star Manufacturing Corporation, an assembler of metal caskets. The acquisition was accounted for using the purchase method of accounting. The purchase price of approximately $4.0 million consisted of $2.0 million in cash and a note payable which was paid off in February 2001. The excess of the purchase price over the net assets acquired of approximately $3.1 million is being amortized on a straight-line basis over 7.5 years.

      On April 30, 1999 the Company acquired all of the outstanding common stock of OMC Industries, Inc., a manufacturer of cast metal signage products. The acquisition was accounted for using the purchase method of accounting. The purchase price consisted of approximately $3.6 million in cash. The excess of the purchase price over the net assets acquired of approximately $2.4 million is being amortized on a straight-line basis over 20 years.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

3. NOTES AND LEASES RECEIVABLE:

      The Company periodically converts trade receivables to notes receivables. The notes bear interest ranging from 7.0% to 9.75% with maturities through 2005. Lease receivables result from customer leases of product display rooms under agreements which qualify as sales type leases. Unearned income related to leases receivable was approximately $0.8 million and $1.4 million at December 31, 2000 and 1999, respectively. Gross annual maturities of notes and leases receivable by calendar year, are as follows:

                                                         Notes        Leases
                                                       Receivable   Receivable
                                                       ----------   ----------
                                                           (in thousands)
2001 ................................................    $1,628      $3,070
2002 ................................................       684       1,363
2003 ................................................       793       1,375
2004 ................................................     1,176         736
2005 ................................................       424         388
Thereafter ..........................................        --         262
                                                         ------      ------
                                                          4,705       7,194
Less current portion ................................     1,628       3,070
                                                         ------      ------
  Total long-term notes and leases receivable .......    $3,077      $4,124
                                                         ======      ======

4. LONG-TERM DEBT:

      Long-term debt consisted of the following:

                                                                                    December 31,
                                                                           -----------------------------
                                                                               2000             1999
                                                                           -----------       -----------
                                                                                   (in thousands)
Senior notes.............................................................  $    12,798       $    16,369
Term loan................................................................       23,000            32,000
Revolving credit facility................................................       22,905            20,944
Convertible subordinated promissory notes, conversion price $22.00.......        1,160             2,000
Subordinated promissory notes............................................        2,500             2,500
Deferred purchase obligation.............................................          926             1,852
Capitalized lease obligations............................................        1,591             3,775
Other, interest payable at 8.5% to 13%...................................          420               618
                                                                           -----------       -----------
                                                                                65,300            80,058
Less current portion.....................................................       64,437            18,703
                                                                           -----------       -----------
     Total long-term debt................................................  $       863       $    61,355
                                                                           ===========       ===========

      On June 30, 1994, the Company completed the private placement of $25.0 million of senior notes (the "Senior Notes") with an insurance company. The Senior Notes were amended effective May 12, 2000. Effective January 19, 2001, due to non-compliance with certain loan covenants, the Company entered into a forbearance agreement, consent and third amendment of the Senior Notes, which expires on June 30, 2001. The Senior Notes, as amended, are secured, have a final maturity of June 30, 2004 and provide for a fixed interest rate of 11.02% per annum effective from November 1, 2000. Interest is payable monthly, with principal payments also due in monthly installments. As amended, and under the terms of the forbearance agreement the Senior Notes are secured by substantially all of the Company's assets, must be paid in full upon refinancing the Company's term loan and revolving credit facility, and prohibit dividend payments as well as additional borrowings. Further, the Senior Notes contain cross-default provisions with the Company's other borrowing facilities.

     The Company amended and restated its $60 million revolving credit facility in August 1999. Under the terms of the amended agreement, the facility consists of a $35 million amortizing term loan and a revolving credit facility provided for borrowings and the issuance of letters of credit in an aggregate amount equal to the lesser of $25 million or a borrowing base, as defined. Due to the Company's non-compliance with certain covenants of this credit agreement, the Company entered into a forbearance agreement with these lenders effective January 15, 2001. Under the terms of the forbearance agreement, the Company has agreed to a revised amortization schedule with respect to repayment of the amortizing term loan. Further, the Company has agreed to repay portions of the term loan and revolving credit facility from the proceeds of asset sales. The forbearance agreements with respect to the Senior Notes and Bank Facilities expire on June 30, 2001. The terms of the facility call for an interest rate to be based upon the prime rate. The term loan and revolving credit facility are secured by substantially all of the Company's assets, including the stock of all the Company's subsidiaries. The terms of the forbearance agreement do not permit the payment of cash dividends, limit the Company's capital expenditures and are guaranteed by the Company's subsidiaries. The banks and the holder of the Senior Notes have entered into an intercreditor agreement whereby both sets of creditors have a security interest in substantially all of the Company's assets. Since October 31, 2000, the Company has not been permitted to draw additional borrowings under the revolving credit facility.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

      The convertible subordinated promissory notes and the subordinated promissory notes were issued in connection with the Company's acquisition of Houston Casket in January 1997, and were amended and restated in January 2000 (see Note 9). Presently, the Company is prevented from making payments to these subordinated noteholders under the terms and conditions of the forbearance agreements with its senior lenders. These notes currently accrue interest at a rate of 13% per annum, and are fully due and payable on June 30, 2001.

      The deferred purchase price obligation relates to the Company's acquisition of Star Manufacturing Corporation (see Note 2). In February, 2001, as permitted under the terms of the Company's forbearance agreements, this debt was retired from the proceeds of asset sales.

      The Company is obligated under capital leases for the purchase of information systems hardware and software. The leases are for the terms of three to five years at an effective interest rate of approximately 7.0%.

      Aggregate annual maturities of debt and capitalized lease obligations, by calendar year, are as follows:

                                                            Capitalized
                                                               Lease
                                                  Debt       Obligations
                                                -------     ------------
                                                     (in thousands)

2001 ...................................        $63,348         $ 1,197
2002 ...................................             67             358
2003 ...................................             49             134
2004 ...................................             54              38
2005 ...................................             59              --
Thereafter .............................            132              --
                                                -------         -------
                                                 63,709           1,727
Less amount representing interest ......             --             136
                                                -------         -------
                                                $63,709         $ 1,591
                                                =======         =======

      Due to non-compliance with certain debt covenants, a total of $8.9 million in debt maturities due in 2002 and beyond has been classified as current.

      Interest paid during 2000, 1999 and 1998 totaled approximately $6.6 million, $5.9 million and $5.2 million, respectively.

      The estimated fair value of the Company's long-term debt and all other financial instruments at December 31, 2000 and 1999, approximated the carrying value. The fair value was estimated using market interest rates for similar types of instruments.

5. INCOME TAXES:

      The components of the Company's income tax expense (benefit) are as follows:

                                              Year Ended December 31,
                                      -----------------------------------------
                                        2000            1999             1998
                                      -------          -------          -------
                                                   (in thousands)

Current:
   Federal ..................         $(4,942)         $ 4,560          $ 7,033
   State ....................             589              457              378
                                      -------          -------          -------
                                       (4,353)           5,017            7,411
                                      -------          -------          -------
Deferred:
   Federal ..................           1,206              459             (198)
   State ....................              85               --              (20)
                                      -------          -------          -------
                                        1,291              459             (218)
                                      -------          -------          -------

                                      $(3,062)         $ 5,476          $ 7,193
                                      =======          =======          =======

                      THE YORK GROUP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

      Deferred tax assets and liabilities result from temporary differences between the financial statement and tax bases of assets and liabilities. The significant components of deferred tax assets/(liabilities) are as follows:

                                                        December 31,
                                                  ------------------------
                                                     2000           1999
                                                  ---------      ---------
                                                       (in thousands)
Deferred tax assets:
    Accounts and notes receivable reserves....        2,420          1,712
    Inventory.................................        1,546            528
    Rebate accruals...........................          135          1,353
    Deferred revenue..........................        1,496          1,582
    Other, net................................        3,443          2,296
                                                  ---------      ---------
         Gross deferred tax asset.............    $   9,040      $   7,471
                                                  =========      =========

Deferred tax liabilities:
    Depreciable and amortizable assets........    $  (7,986)     $  (7,049)
    Other, net................................       (5,151)        (3,228)
                                                  ---------      ---------
         Gross deferred tax liability.........      (13,137)       (10,277)
                                                  ---------      ---------
         Net deferred tax liability...........    $  (4,097)     $  (2,806)
                                                  =========      =========

      No valuation allowance has been provided against the deferred tax assets as the Company has concluded these tax benefits are realizable either through carryback availability against prior years' taxable income, the reversal of existing deferred tax liabilities or future taxable income.

      A reconciliation between the Federal statutory rate and the Company's effective tax rate is as follows:

                                                             Year Ended December 31,
                                                        -------------------------------
                                                         2000         1999        1998
                                                        ------       ------     -------
Federal statutory rate................................   (35.0)%       35.0%      35.0%
State income taxes, net of Federal tax benefit........     2.6          2.3        1.3
Non-deductible goodwill...............................     9.4          5.0        2.4
Miscellaneous other non-deductible expenses...........     2.2          0.5        1.3
                                                        ------       ------     ------

                                                         (20.8)%       42.8%      40.0%
                                                        ======       ======     ======

      Cash paid for income taxes during 2000, 1999 and 1998 was $1.0 million, $3.6 million and $7.0 million, respectively.

6. COMMITMENTS AND CONTINGENCIES:

Operating Leases

      The Company leases certain office and warehouse facilities and data processing and transportation equipment under noncancelable operating and capital leases. The remaining lease terms vary from periods of one to eight years. In most cases, operating leases contain renewal options. The leases generally provide that the Company shall pay for utilities, insurance, taxes and maintenance.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

      The estimated future annual payments for operating leases, by calendar year, are as follows:

                                                       (in thousands)
                                                       --------------
         2001.........................................     $1,645
         2002.........................................      1,426
         2003.........................................        938
         2004.........................................        567
         2005.........................................        390
         Thereafter...................................        957
                                                           ------
            Total minimum lease payments..............     $5,923
                                                           ======

      The Company's rental expense under operating leases for the years ended December 31, 2000, 1999 and 1998 amounted to $3.2 million, $3.3 million and $3.3 million, respectively.

Defined Contribution Plans

      The Company maintains three defined contribution plans for eligible employees. Company contributions to the plans totaled approximately $701,000, $690,000 and $749,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Commemorative Products

      The Company's commemorative products segment manufactures memorial products under a program where the basic memorial is produced and sold currently with final completion of the memorial taking place at the time of need. A pro rata portion of the selling price and related profit are deferred currently and included in other noncurrent liabilities until the memorial is completed.

Environmental Matters

      The Company's operations are subject to compliance with environmental laws and regulations. In 1991, the Georgia Department of Natural Resources (the "GDNR") issued a Notice of Violation -- Consent Order alleging that the Company's Lawrenceville, Georgia facility was storing and treating hazardous wastes without a permit and allegedly had violated certain other hazardous waste regulations in the operation of its electroplating line and associated wastewater treatment system. On November 8, 1991, the Company and the GDNR entered into a Consent Order (the "1991 Order") in settlement of the allegations. The 1991 Order was subsequently amended in 1994 to reflect the plan to conduct closure under Georgia laws and rules of the alleged waste management unit or units at the facility and to require some additional remediation, monitoring and investigation commitments on the Company's part. The GDNR approved the revised closure plan and post-closure plan for the facility in August 1995. Moreover, the GDNR issued a Hazardous Waste Facility Permit effective September 27, 1995, to document these post-closure care requirements. Subsequent to December 31, 2000, the Company and the GDNR entered into a Consent Order (the "2001 Order") by which the Company will provide financial assurance by funding $1.2 million into a trust account in twelve monthly installments, beginning in April 2001.

      It is the Company's belief that future environmental costs related to the Lawrenceville facility will include only annual monitoring and compliance expenditures, and that the period for which these expenditures will be required cannot be reasonably estimated. Accordingly, at December 31, 2000, the Company had an accrual of approximately $.4 million which is based on management's best estimate of the minimum remediation costs to be incurred during the minimum three-year period required, which was developed predicated on the information available to date and the advice of an independent environmental consultant. Remediation costs in excess of the accrual, if any, will be expensed as incurred or as additional information becomes available.

      In August 1999, the Company received from the United States Environmental Protection Agency ("EPA") a General Notice letter relating to the Company's facility in York, Pennsylvania. The letter notified the Company of its potential liability under the Comprehensive Environmental Response Compensation and Liability Act for response action and cleanup at a site known as the Old City of York Landfill, located in York, Pennsylvania (the "Site") and advised the Company that in 1991 the EPA sent an information request to the Company concerning the Company's potential liability for waste it allegedly generated that may have been disposed of at the Site. In 1987, the United States, the City of York, and other parties entered an Administrative Order by Consent, which addressed the Site cleanup and response action and imposed responsibilities upon the named parties. Since that time, response action and cleanup at the Site has been ongoing. Expenses incurred to date are in excess of $4,000,000-$5,000,000. Total response costs are not known at this time, as the EPA estimates cleanup could continue for as long as thirty years. The cleanup relates to groundwater and domestic wells contaminated with volatile organic compounds from waste disposal practices at the Site. While the Company has not been joined in any lawsuit or administrative order relating to the Site or its cleanup, it is typical for the EPA to assert that all parties responsible for improper waste disposal at the Site are jointly and severally responsible for cleanup costs. The Company is currently investigating its relationship to the Site. At this time, the Company is without sufficient information to quantify any liability it may have related to the cleanup and response action at the Site.


Insurance

      The Company participates in a retrospectively rated workers' compensation insurance agreement. In the opinion of management the Company has adequately accrued for all liabilities arising from this agreement based upon the total incremental amount that will be paid based on experience to date.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

      The Company is also self-insured for a certain portion of annual healthcare costs up to $125,000 per individual per calendar year. Management believes the Company's accrual for estimated potential claim costs to satisfy the deductible and self-insurance provisions of the insurance policies for claims occurring through December 31, 2000, to be adequate.

Change of Control Termination Payments

      In December 2000, the Company's board of directors approved termination payments to eleven employees in the event of a termination of the employee's employment by the Company without cause or by the employee for good cause within one year of a change in control of the Company. The termination payments are equal to the annual base pay for ten employees and three times the annual base pay for one employee. The termination payments are due upon termination of the employee.

Other Matters

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

      The 1996 Employee Plan, as amended is designed as an incentive for key employees. The plan permits the grant of options to purchase up to 900,000 shares of common stock through January 24, 2006, the plan termination date. Exercise prices and vesting periods of options are determined by the Board of Directors within the provisions of the plan. The exercise price of the options granted in 2000, 1999 and 1998 was equal to the fair market value of the stock at the date of each grant. Options expire 10 years from the date of grant. In the event of a change in control of the Company, all employee stock options will immediately vest.

      The 1996 Director Plan is designed as an incentive for independent members of the Board of Directors. The plan permits the grant of options to purchase up to 50,000 shares of common stock through January 24, 2006, the plan termination date. The exercise price of options granted in 2000, 1999 and 1998 was equal to the fair market value of the stock at the date of grant. These options vest at the date of grant. The sale of shares issued upon exercise of options shall not be allowed until at least six months after the date the option is granted. Options granted under the 1996 Director Plan expire 10 years from the date of grant.

      There are no stock awards or stock appreciation rights outstanding under the 1990, 1991, 1996 Employee or 1996 Director Plans as of December 31, 2000.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

      The Company records compensation expense for its stock option grants if the exercise price is less than the current market value at the applicable grant date. All options granted during 2000, 1999 and 1998 were at fair value and therefore no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value of the awards the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                              Year Ended December 31,
                                    --------------------------------------------
                                        2000             1999             1998
                                    ----------        ----------      ----------
                                       (in thousands, except per share amounts)
Net income:
     As reported ............       $  (11,650)       $    7,313      $   10,790
     Pro forma ..............          (12,411)            6,929          10,427
Basic EPS:
     As reported ............            (1.30)              .82            1.21
     Pro forma ..............            (1.39)              .78            1.17
Diluted EPS:
     As reported ............            (1.30)              .81            1.19
     Pro forma ..............            (1.39)              .77            1.15

      A summary of the status of the Company's four stock option plans at December 31, 2000, 1999 and 1998 and changes during the years then ended is presented in the tables and narrative below:

                                                           Year Ended December 31,
                            -------------------------------------------------------------------------------------
                                      2000                           1999                          1998
                            ------------------------      --------------------------    -------------------------
                                         Weighted-                       Weighted-                    Weighted-
                                         Average                         Average                       Average
                             Shares   Exercise Price        Shares    Exercise Price      Shares    Exercise Price
Outstanding at
  beginning of year......    655,378  $      14.04          621,278    $      14.99       587,400   $     14.44
Granted..................    282,500          4.34          105,800            7.60        86,278         16.95
Exercised................         --                        (10,000)           6.50       (24,000)         7.58
Expired/Canceled.........    (40,500)         9.10          (61,700)          13.82       (28,400)        15.64
                           ---------  ------------        ---------    ------------     ---------
Outstanding at
  end of year............    897,378  $      11.18           655,378   $      14.04       621,278   $     14.99
                           =========                      ==========                    =========
Options exercisable at
   year end..............    426,511                         312,936                      246,349
                           =========                      ==========                    =========
Weighted-average fair
  value of options
  granted during the
  year...................  $    2.20                      $     3.65                    $    5.74

                      THE YORK GROUP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

      As of December 31, 2000, 5,000 of the 897,378 outstanding options have a weighted-average exercise price of $3.125, a weighted-average remaining contractual life of 9.5 years and none are exercisable. Options outstanding totaling 351,800 have exercise prices ranging from $3.875 to $7.84 with a weighted-average exercise price of $5.13 and a remaining contractual life of
9.0 years; 31,860 of these are exercisable with a weighted-average exercise price of $6.93. Options outstanding totaling 540,578 have exercise prices ranging from $13.00 to $21.25 with a weighted-average exercise price of $15.09 and a remaining contractual life of 5.8 years; 394,651 of these are exercisable with a weighted-average exercise price of $14.70. As of December 31, 2000, there were 148,122 options available for grant under the Company's stock option plans.

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted in 2000, 1999 and 1998:

                                                                    December 31,
                                                         -----------------------------------
                                                          2000          1999          1998
                                                         -------       -------       -------
Expected life of option................................  5 years       5 years       5 years
Risk-free interest rate................................     5.2%          4.8%          5.6%
Expected annual dividend per share of common stock.....       --          $.16          $.16
Volatility of common stock.............................   51.49%         48.8%         31.7%

Stockholder Rights Plan

      On September 28, 2000, the Company adopted a stockholder rights plan. Under the plan, each stockholder of record at the close of the business day on September 28, 2000, received one Preferred Stock Purchase Right ("right") for each share of common stock held. The Rights expire on September 27, 2010. Each Right initially entitles the stockholder to purchase one one-thousandth of a Series A Junior Participating Preferred Share for $25.00. Each Preferred Share has terms designed to make it economically equivalent to one thousand common shares. The Rights will become exercisable only in the event a person or group acquires 15% or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15% or more of the Company's common stock. If a person or group acquires a 15% or more position in the Company, each Right (except those held by the acquiring party) will then entitle its holder to purchase, at the exercise price, common stock of the Company having a value of twice the exercise price. The effect will be to entitle the holder to buy the common stock at 50% of the market price. Also, if following an acquisition of 15% or more of the Company's common stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase common stock of the acquiring company having a value of twice the exercise price. The effect will be to entitle the Company's stockholders to buy stock in the acquiring company at 50% of the market price. The Company may redeem the Rights at $0.01 per Right, payable in cash or Securities of the Company at the discretion of the Board of Directors at any time prior to the acquisition of 15% or more of its common stock by a person or group.

8. PENSION PLAN:

      Substantially all employees of one of the Company's subsidiaries are eligible to participate in a defined benefit plan.

      The following table sets forth the funded status and amounts included in the Company's consolidated balance sheet at December 31, 2000 and 1999 relating to the Company's defined benefit pension plan:

                                                                December 31,
                                                            2000          1999
                                                           -------      -------
                                                               (in thousands)
Changes in benefit obligation:
     Benefit obligations at beginning of year ........     $ 5,327      $ 4,830
     Service Cost ....................................         238          322
     Interest Cost ...................................         357          328
     Actuarial gains (loss) ..........................        (246)         122
     Benefits paid ...................................        (354)        (275)
                                                           -------      -------
     Benefit obligation at December 31 ...............     $ 5,322      $ 5,327
                                                           =======      =======

Change in plan assets:
     Fair value of plan assets at beginning of year...     $ 6,357      $ 5,713
     Actual return on plan assets ....................        (156)         746
     Company contribution ............................         180          173
     Benefits paid ...................................        (374)        (275)
                                                           -------      -------
     Fair value of plan assets at December 31 ........     $ 6,007      $ 6,357
                                                           =======      =======

Funded status of the plan ............................     $   685      $ 1,030
Unrecognized actuarial gains (loss) ..................          84         (347)
Unrecognized prior service cost ......................         102          110
Unrecognized net transition obligation ...............         (43)         (47)
                                                           -------      -------
     Prepaid pension cost ............................     $   828      $   746
                                                           =======      =======

                      THE YORK GROUP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

      2000 and 1999 net pension cost included the following components:

                                                        Year Ended December 31,
                                                          2000         1999
                                                        -------      -------
                                                           (in thousands)

Service cost-benefits earned during the period ....     $   238      $   322
Interest cost on projected benefit obligations ....         357          328
Actual return on plan assets ......................        (504)        (472)
Net deferrals .....................................           4            5
                                                        -------      -------
     Net periodic pension costs ...................     $    95      $   183
                                                        =======      =======

      Weighted average assumptions underlying the actuarial computations are as follows:

Discount rate ....................................          7.00%          7.00%
Expected return on plan assets ...................          8.00%          8.00%
Rate of compensation increase ....................          4.00%          4.00%

9. RELATED PARTY TRANSACTIONS:

Trade Transactions With Stockholders

      During the years ended December 31, 2000, 1999 and 1998 the Company purchased goods and services from certain stockholders amounting to $0.7 million, $2.0 million and $4.2 million, respectively. At December 31, 2000 and 1999, the Company had trade liabilities to stockholders of $89,000 and $134,000, respectively.

      The Company has a management agreement with a stockholder to operate both a textile warehouse and delivery service and a plastic injection molding operation. The stockholder provides manufacturing/warehouse space, utilities, direct and supervisory labor, consultation and marketing services. The Company is charged fees based on certain sales volumes. During 2000, 1999 and 1998 the Company paid the stockholder and recognized as operating expense approximately $300,000, $350,000 and $470,000, respectively, under this agreement.

Other Transactions

      The Company acquired the business assets and assumed the associated liabilities of Houston Casket on January 17, 1997 (see Note 2). In connection with the acquisition, the Company issued $2.0 million of convertible subordinated promissory notes and $2.5 million of subordinated promissory notes to Houston Casket (see Note 4). Interest expense related to these notes was $246,000, $308,000 and $308,000 in the years ended December 31, 2000, 1999 and
1998, respectively. The Company's Vice President of National Accounts and Distribution was a director of the Company and a significant stockholder of Houston Casket at the time of the acquisition.

      The Company acquired all of the outstanding common stock of Star Manufacturing Corporation on April 19, 1999 (see Note 2). Interest expense of $148,000 and $111,000, representing amortization of discount recorded on the deferred purchase obligation was recognized in 2000 and 1999, respectively. One of the Company's directors was a significant stockholder of Star Manufacturing Corporation at the time of the acquisition.

10. SCI SUPPLY AGREEMENT:

      Through 1998, the Company was involved in a supply agreement (the "Supply Agreement") with an affiliate of SCI. The Supply Agreement required the purchase of specific annual dollar volumes of the Company's caskets and expired at the end of 1998. Sales under the Supply Agreement accounted for approximately 17% of the Company's net sales in 1998.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

11. SUPPLEMENTARY INFORMATION:

     The detail of certain balance sheet accounts was as follows:

                                                                December 31,
                                                           --------------------
                                                            2000          1999
                                                           -------      -------
Inventories:                                                 (in thousands)
  Raw materials ......................................     $ 5,813      $ 9,295
  Work in process ....................................       1,982        3,130
  Finished goods .....................................      14,352       21,555
  Less amounts included in assets held for
    sale .............................................     (11,616)          --
                                                           -------      -------
                                                           $10,531      $33,980
                                                           =======      =======
  Estimated replacement value ........................     $11,531      $35,928
                                                           =======      =======

      The Company values substantially all of its metal stamping and casket product inventories and its wood product inventories under the LIFO method, which approximates 79% of consolidated inventories. All other inventories are valued under the FIFO method of inventory. The difference between the LIFO value and replacement value of inventory is approximately $2.1 million and $1.9 million at December 31, 2000, and 1999, respectively. During the years ended December 31, 2000 and 1999, the effect on income from LIFO decrements was immaterial.

                                                                December 31,
                                                           --------------------
                                                            2000          1999
                                                           -------      -------
Property, plant and equipment:
   Land and improvements .............................     $ 3,345      $ 4,746
   Buildings and improvements ........................      19,449       21,058
   Equipment .........................................      71,572       66,317
   Construction-in-progress ..........................       1,008        4,724
                                                           -------      -------
                                                            95,374       96,845
   Less accumulated depreciation .....................      42,121       34,471
                                                           -------      -------
                                                            53,253       62,374
   Less amounts included in assets held for sale .....       3,829           --
                                                           -------      -------
       Property, plant and equipment, net ............     $49,424      $62,374
                                                           =======      =======

Accrued expenses:
   Accrued rebates ...................................     $ 6,899      $ 4,663
   Accrued payroll ...................................       3,331        3,352
   Accrued insurance .................................       1,367        1,662
   Other accrued expenses ............................       4,674        3,817
                                                           -------      -------
                                                           $16,271      $13,494
                                                           =======      =======

                      THE YORK GROUP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

12. PLANT CLOSURE AND RESTRUCTURING CHARGES

      In June 2000, the Company recorded a charge of $1.0 million for the write-down of its closed Aiken, South Carolina foundry to reflect that facility's estimated fair market value.

      In September 2000, the Company recorded a $5.5 million restructuring charge to cover expenses primarily related to the announced closures of a casket assembly plant in Richmond, Indiana and processing plant in Lawrenceville, Georgia. Charges of $4.4 million relate to the write-down of inventories, real estate, equipment, goodwill and other intangible assets. The remaining $1.1 million relates to employee severance costs and other shutdown expenses.

      In December 2000, primarily in conjunction with the Company's announced intention to sell its distribution operations, the Company recorded a non-recurring charge of $10.4 million, most of which ($8.2 million) represents a writes-off of the net book value of goodwill related to the distribution businesses sold or held for sale. Additional distribution business asset write-downs ($1.2 million), accrual of severance costs ($0.2 million), increased reserves relating to the collection of notes receivable from funeral home customers ($0.3 million), and an additional write-down of surplus assets at the closed Aiken facility ($0.4 million) were also included in the fourth quarter restructuring charge.

13. ASSETS HELD FOR SALE

      In connection with the sale of the Company's distribution operations (see note 12), the Company has classified the following assets as held for sale:


                     Current Assets Held for Sale:
                        Accounts Receivable               $ 7,655
                        Inventory                          11,616
                                                           ------
                                                           19,271
                     Long Term Assets Held for Sale:
                        Property Plant & Equipment          3,829
                                                           ------
                     Total Assets Held for Sale           $23,100
                                                           ======


      The Company is in the process of assessing the impact on the Company's revenues and results of operations relating to the sale of its distribution operations. The Company believes its financial position and results of operations will not be adversely impacted by the sale of all of its distribution operations. The Company expects to complete the sale of all of its distribution operations during 2001.

14. SEGMENT INFORMATION

      In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" the Company identified its reporting segments based on its internal reporting of strategic business units. The products within each segment require substantially different manufacturing processes, are marketed to different customer bases and have different economic characteristics.

      The Company's Casket Segment includes the manufacturing and distribution operations of a wide variety of metal, wood and other caskets, casket components and metal burial vaults as well as architectural services and merchandising products and services. The Company's Commemorative Products Segment produces and sells products, primarily cast bronze, which are used to commemorate people, places and events. The All Other Segment includes the Company's fleet operations and corporate expenses. Product transfers between industry segments are not material. The Company has a Canadian operation; however, its operations are not significant.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates segment performance based upon operating income.

      Financial information regarding the Company's segments is presented below:

                                               2000         1999         1998
                                            ---------    ---------    ---------
Net Sales:
    Caskets                                 $ 140,269    $ 143,008    $ 182,484
    Commemorative Products                     41,710       44,274       37,796
    All other                                  10,514       10,760        9,915
                                            ---------    ---------    ---------

       Consolidated net sales               $ 192,493    $ 198,042    $ 230,195
                                            =========    =========    =========

Operating Income:
    Caskets                                 $   9,096    $  26,149    $  31,139
    Commemorative Products                      3,343        9,170        6,646
    All other                                 (22,172)     (16,529)     (15,070)
                                            ---------    ---------    ---------

       Consolidated operating income        $  (9,733)   $  18,790    $  22,715
                                            =========    =========    =========

Depreciation and Amortization:
    Caskets                                 $   6,048    $   6,085    $   5,927
    Commemorative Products                      2,708        2,625        1,972
    All other                                   2,662        1,916          619
                                            ---------    ---------    ---------
       Consolidated depreciation
         and amortization                   $  11,418    $  10,626    $   8,518
                                            =========    =========    =========

Segment Assets:
    Caskets                                 $  83,854    $ 104,632    $ 106,952
    Commemorative Products                     73,405       79,154       74,700
    All other                                  32,485       29,865       27,612
                                            ---------    ---------    ---------

       Consolidated assets                  $ 189,744    $ 213,651    $ 209,264
                                            =========    =========    =========

Capital Expenditures:
    Caskets                                 $   1,103    $   2,474    $   4,567
    Commemorative Products                      1,749        3,814       16,830
    All other                                     833        3,442        6,452
                                            ---------    ---------    ---------
       Consolidated capital
         expenditures                       $   3,685    $   9,730    $  27,849
                                            =========    =========    =========


15. UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

      The following table sets forth certain unaudited statements of operations data for each quarter of 2000 and 1999.



                                                               Quarter Ended
                                         ---------------------------------------------------------
                                         March 31        June 30     September 30      December 31
                                         --------        -------     ------------      -----------
                                                  (in thousands, except per share data)
2000
Net sales .........................       $54,758        $47,954        $42,895         $46,886
Gross profit ......................        16,240         14,228          8,824          14,506
Operating income (loss)............         4,824          1,952         (8,756)         (7,753)
Net income (loss)..................         1,707             97         (3,510)         (9,944)
Earnings (loss) per common share:
     Basic ........................           .19            .01           (.39)          (1.11)
     Diluted ......................           .19            .01           (.39)          (1.11)


1999
Net sales .........................       $54,575        $50,207        $45,372         $47,888
Gross profit ......................        17,555         15,909         14,609          14,051
Operating income ..................         5,651          4,368          4,065           4,706
Net income ........................         2,515          1,803          1,409           1,586
Earnings per common share:
     Basic ........................           .28            .20            .16             .18
     Diluted ......................           .28            .20            .16             .17



                       THE YORK GROUP, INC. -- SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                    Balance
                                                      At          Amounts                            Balance at
                                                   Beginning    Charged to                               End
               Description                          of Year       Expense     Other     Reductions     of Year
- -----------------------------------------------     -------     ---------     -----     ----------     -------
December 31, 2000:
Allowance for doubtful accounts and
     returns and allowances.................        $3,750         $540        $47      $  (746)       $3,591
Allowance for notes receivable..............           381          480         --         (601)          260
Allowance for leases receivable.............           200           --         --         (200)           --

December 31, 1999:
Allowance for doubtful accounts and
     returns and allowances.................        $3,484         $142       $145         $(21)       $3,750
Allowance for notes receivable..............           270           --        111           --           381
Allowance for leases receivable.............           200           --         --           --           200

December 31, 1998:
Allowance for doubtful accounts and
     returns and allowances.................        $3,117       $   --       $424         $(57)       $3,484
Allowance for notes receivable..............           100          170         --           --           270
Allowance for leases receivable.............            --          200         --           --           200
