Form 10-K/A
period 2000-12-31
YORK GROUP INC \DE\
filed 2001-04-30
CIK 1007084

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              AMENDMENT NO. 1 ON
                                  FORM 10-K/A
(Mark One)

/X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2000

                                      OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from ____________ to ____________

                              Commission File No. 0-28096

                                   THE YORK GROUP, INC.
                (Exact name of registrant as specified in its charter)

                     Delaware                             76-0490631
         (State or other jurisdiction of              (I.R.S. Employer
          Incorporation or organization)              Identification No.)

           8554 Katy Freeway, Suite 200
                  Houston, Texas                               77024
     (Address of principal executive office)                (Zip Code)

       Registrant's telephone number including area code: (713) 984-5500 Securities registered pursuant to Section 12(b) of the Act: None

             Securities registered pursuant to Section 12(g) of the Act:

                                  Title of class
                                  --------------
                     Common stock, par value $.01 per share
                        Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days: Yes  X   No
                                       ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: / /

     As of March 28, 2001 there were 8,940,950 shares of The York Group, Inc. Common Stock, $.01 par value, issued and outstanding, 4,274,675 of which, having an aggregate market value of approximately $24,981,201, were held by non-affiliates of the registrant (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant's Common Stock).

================================================================================

     The York Group, Inc. (the "Company" or "York") hereby amends its
Annual Report on Form 10-K for the fiscal year ended December 31, 2000 by providing the information required in Part III, Items 10, 11, 12 and 13 which were not previously provided in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and principal position of each director of the Company.


NAME                         AGE   POSITION
----                         ---   --------
Thomas J. Crawford..........  47   Chairman of the Board, Chief Executive Officer,
                                   President and Director
Alan H. Elder...............  37   Director
Eldon P. Nuss...............  67   Director
Kirk P. Pendleton...........  61   Director
Roger W. Sevedge............  64   Director
H. Joe Trulove..............  63   Senior Vice President and Director


THOMAS J. CRAWFORD joined the Company as Executive Vice President, Chief Operating Officer and a director in February 2000. He was named Chief Executive Officer in May 2000 and Chairman of the Board of Directors in September 2000. Prior to joining the Company, Mr. Crawford served as Executive Vice President of Lozier Corporation, a manufacturer of store fixtures, from June 1997 to February 1999. Mr. Crawford previously served as Vice President of Strategy and Business Development for Batesville Casket Company, Inc. from January 1996 to June 1997 and as Vice President of Marketing from June 1993 to January 1996.

ALAN H. ELDER has been a director of the Company since October 1999. Mr. Elder has served as Chairman of the Elder Group, Inc. since 1993 and President since 1999. He served as Chairman of Elder Davis, Inc. from 1990 until York acquired Elder Davis, Inc. in 1997. Mr. Elder serves as Chairman of Vandor Corporation and Elderlite Express, Inc., which are both York suppliers. Mr. Elder also has served as the Chairman of Fickensher America U.C. since 1995. Mr. Elder is the son-in-law of Mr.Pendleton.

ELDON P. NUSS joined the Company in October 1990 as President and Chief Executive Officer, and served as President until March 1996 and as Chief Executive Officer until October 1996. He has been a director since September 1990 and served as Chairman of the Board from January 1996 to May 1998. Mr. Nuss was President, Chief Executive Officer and a director of PMI Industries, Inc., a Houston-based manufacturer of diverse metal products, from 1975 through June 1990.

KIRK P. PENDLETON has been a director of the Company since December 1992.
Mr. Pendleton is Chairman and Chief Executive Officer of Cairnwood, Inc., a private investment firm, where he has served in various capacities since 1983. He also serves as a director of AMCAP Fund, Inc., American Variable Annuity Fund, Europacific Growth Fund, Fundamental Investors, Inc., New World Fund and New Perspective Fund. Mr. Pendleton is the father-in-law of Mr. Elder.

ROGER W. SEVEDGE has been a director of the Company since February 1998. Mr. Sevedge is part owner of Artco Casket Company, Inc. ("Artco"), a York distributor, and has served as Artco's President since 1980. Mr. Sevedge was also a stockholder and an officer of Star Manufacturing Corporation, a company that purchased casket components manufactured by York and assembled the components into finished caskets, until its acquisition by York in April 1999.

H. JOE TRULOVE has been a director of the Company since October 1999. Mr. Trulove was a major stockholder in West Point Casket Company, which was acquired by York in May 1997. Since May 1997, Mr. Trulove has served in various positions with the Company, most recently, as Senior Vice President York Distributors Association Distribution Channel and Independent Vault Sales and Channel Development.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and written representations from reporting persons that no Form 5 was required, the Company believes that Messrs. Pendleton, Rakich, Nuss and Wilcock each filed late one Form 4 reporting one transaction.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the persons who are executive officers of the Company:


NAME                         AGE   POSITION
----                         ---   --------
Dennis C. Laphan............  50   Vice President Sales and Marketing
Mark W. Hornibrook..........  49   Vice President Preneed
David F. Beck...............  48   Vice President Business Strategy and Development
Sandra A. Matson............  48   Senior Vice President Casket Operations
Robert R. Monteleone........  45   Vice President Human Resources
Dan E. Malone...............  41   Vice President Finance, Chief Financial Officer and
                                   Treasurer
Cristen L. Cline............  34   General Counsel and Secretary


DENNIS C. LAPHAN joined the Company in August 2000 as Vice President of Marketing and was named Vice President Sales and Marketing in January
2001. Mr. Laphan previously served as Vice President of Sales and Marketing of International Funeral Associates (IFA), a subsidiary of Hillenbrand Industries designed to service the needs of independent funeral homes, from October 1998 to March 2000. From 1984 through October 1998, he held various positions of increasing responsibility at Batesville Casket Company, Inc. including Director of Product Management, Director of Marketing and Product Development, Director of Advanced Research and Development, Director Design, Engineering and Marketing, and ultimately as Vice President of Marketing.

MARK W. HORNIBROOK joined the Company in July 2000 as Vice President
Preneed. Prior to joining the Company, Mr.Hornibrook served as Senior Vice President and Vice President of several American Financial Group companies from August 1996 until July 2000, one of which was American Memorial Life Insurance Company. Prior to joining American Financial Group, Mark founded PREQUEST, a preneed insurance agency, and served as its President from July 1990 to July 1996. Prior to that time, Mr. Hornibrook was Vice President and co-founder of The Forethought Group.

DAVID F. BECK joined the Company in October 1990 as Vice President Finance and Chief Financial Officer and was elected Treasurer in January 1996. In
April 2000, Mr. Beck was named Vice President Business Strategy and Development. Prior to joining the Company, Mr. Beck served in various financial and accounting positions with the Company's predecessors for six years.

SANDRA A. MATSON joined the Company in June 1997 as Vice President Quality, Information Systems and Distribution. In November 1999, Ms. Matson was named Senior Vice President Casket Operations. Prior to joining York, Ms. Matson previously served as Director of Quality Systems of Bosch Braking Systems Americas (formerly AlliedSignal Braking Systems Americas) from April 1996 to June 1997. Prior to April 1996, Ms. Matson served in positions of increasing responsibility with AlliedSignal Braking Systems Americas for more than four years.

ROBERT T. MONTELEONE joined the Company in July 1998 as Vice President Human Resources. Mr. Monteleone previously served as Director of Human Resources and Organizational Development for Sara Lee Bakery from January 1995 to January 1998. Prior to January 1995, Mr. Monteleone held various positions in the Human Resources Department at The Dial Corporation for nine years.

DAN E. MALONE joined the Company in September 2000 as Vice President Finance and Chief Financial Officer. Mr. Malone previously served as Vice President of Finance and Planning for the Crouse-Hinds Division of Cooper Industries, Inc. from January 1999 to September 2000. Prior to January 1999, Mr. Malone served in positions of increasing responsibility with

Cooper Industries, Inc., including Division Controller for the Cooper Power Systems Division and Operations Analyst for Cooper Industries, Inc., for more than five years.

CRISTEN L. CLINE joined the Company in July 1997 as General Counsel and Secretary. Prior to joining the Company, Ms. Cline served as Corporate Counsel to Keystone International, Inc. from March 1996 to July 1997. Prior to that time, Ms. Cline practiced law with Vinson & Elkins, L.L.P. law firm, Houston, Texas from October 1991 to March 1996.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables set forth compensation information for the chief executive officer and the four most highly compensated executive officers of the Company ("Named Executive Officers") during the Company's fiscal years 2000, 1999 and 1998 for services rendered during such years to the Company or any of its subsidiaries.

                             SUMMARY COMPENSATION TABLE

                                                                           Annual                          Long-Term
                                                                        Compensation                    Compensation(1)
                                                                       ---------------                  ---------------
                                                                                            Securities       All
                                                              Fiscal                        Underlying      Other
          Name and Principal Position                          Year     Salary   Bonus        Options   Compensation(1)
          ---------------------------                         ------    ------   -----      ----------  ---------------
                                                                        ($)     ($)            (#)          ($)
Thomas J. Crawford........................................... 2000(2)  214,809       --       150,000       28,499
  President and Chief Executive Officer

Alfred M. Turner III......................................... 2000     170,484   92,550        18,000(3)     4,214
  Senior Vice President Marketing and Sales                   1999     165,297       --         6,500(3)     4,788
                                                              1998     162,157   40,000         6,500(3)     2,383

Sandra A. Matson............................................. 2000     164,719  107,250        18,000        4,707
  Senior Vice President Casket Operations                     1999     144,976       --        10,000        4,259
                                                              1998     128,101   47,000         4,000       13,345

Robert T. Monteleone......................................... 2000     141,895   56,000        15,000        3,608
  Vice President Human Resources                              1999     122,977       --         7,800       25,027
                                                              1998(4)   53,077   13,000         2,000       39,511

H. Joe Trulove............................................... 2000     156,180       --        10,000        5,480
  Vice President York Distributors Association Distribution   1999     152,190       --            --        4,872
  Channel and Independent Vault Sales and Channel             1998     154,695       --            --        5,224
    Development


(1) For 2000, includes (i) the Company's matching contribution pursuant to The York Group, Inc. 401(k) Plan and Trust of $3,500, $4,688, $3,938,and $4,500 for Messrs. Monteleone, Trulove, Turner and Ms.Matson, respectively,
     (ii) group term life insurance premiums paid by the Company for Messrs. Crawford, Monteleone, Trulove, Turner and Ms. Matson, in the amount of $150, 108, $792, $276, $207, respectively; and (iii) $28,349 in relocation related expenses reimbursed to Mr.Crawford.
(2)  Mr. Crawford joined the Company in February 2000.
(3) Mr. Turner's options expired as of February 2001 upon the termination of his employment with the Company.
(4)  Mr. Monteleone joined the Company in July 1998.

                                 2000 OPTION GRANTS

                                                                                            Potential Realizable
                                                                                                  Value at
                                               Percentage                                  Assumed Rates of Stock
                                  Number of     of Total                                             Price
                                 Securities     Options                                    Appreciation for Option
                                 Underlying    Granted to    Exercise                                Term
                                   Options     Employees       Price     Expiration      ---------------------------
           Name                    Granted      in 2000      Per Share      Date              5%              10%
           ----                  ----------    ----------    ---------   ----------      ----------      -----------
Thomas J. Crawford..............  150,000        54.5%         $4.50        05/10        $  424,504      $ 1,075,776
Alfred M. Turner III............   18,000         6.5%         $4.375       02/10            49,525          125,507
Sandra A. Matson................   18,000         6.5%         $4.375       02/10            49,525          125,507
Robert T. Monteleone............   15,000         5.5%         $4.375       02/10            41,271          104,589
H. Joe Trulove..................   10,000         3.6%         $4.375       02/10            27,514           69,726

                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                   FISCAL YEAR-END OPTION VALUES

                                                             Number of Securities          Value of Unexercised
                                                            Underlying Unexercised        In-the-Money Options at
                                   Shares                 Options at Fiscal Year End         Fiscal Year End(1)
                                  Acquired      Value     ---------------------------   ---------------------------
           Name                 on Exercise    Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
           ----                 -----------    --------   -----------   -------------   -----------   -------------
                                     (#)          ($)         (#)           (#)              ($)           ($)
Thomas J. Crawford............         --            --     30,000        120,000              --             --
Alfred M. Turner, III.........         --            --     18,100(2)      39,200(2)           --             --
Sandra A. Matson..............         --            --     12,400         23,600              --             --
Robert T. Monteleone..........         --            --      6,920         17,880              --             --
H. Joe Trulove................         --            --      2,000          8,000              --             --

(1) No options are in-the-money using a value based upon a closing price of $3.063 per share at December 31, 2000.
(2) Mr. Turner's options expired as of February 2001 upon the termination of his employment with the Company.

DIRECTOR COMPENSATION

Each director who is not an employee of the Company received an annual retainer of $5,000 and fees of $1,000 per meeting of the Board or a committee thereof (other than any committee meeting held in conjunction with a meeting of the Board). In addition, each director is entitled to reimbursement for reasonable expenses incurred in attending Board or committee meetings or the discharge of any special projects assigned to a director by the Board. In April 1997, the Board approved The York Group, Inc. Non-Employee Director Cash and Equity Compensation Plan (the "Director Compensation Plan"). The Director Compensation Plan allows each non-employee director to receive the annual retainer and meeting fees in cash, shares of Company stock, or one-half in cash and one-half in shares of Company stock. The Director Compensation Plan also allows each non-employee director to receive the annual retainer and meeting fees currently, or to defer such fees until such director ceases to be a director or upon death or disability. In addition, directors who (i) are not, or have not been, employees of the Company, and
(ii) do not receive remuneration, directly or indirectly, from the Company, will receive automatic grants of nonqualified stock options under the Company's 1996 Independent Director Stock Option Plan. These directors receive an option to purchase 5,000 shares upon their initial election to the Board and an option to purchase 2,500 shares upon each reelection to the Board, up to a maximum aggregate limit of options to purchase 15,000 shares under the Company's 1996 Independent Director Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2000, no member of the Committee was an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries, except Mr. Nuss who served as President and Chief Executive Officer of the Company until October 1996.

No executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Committee, (ii) a director of another entity, one of whose executive officers served on the Committee, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

EMPLOYMENT ARRANGEMENTS

The Company has executed an agreement with Mr. Crawford which provides that if Mr. Crawford's employment is terminated without cause during the first twenty-four months of his employment, he is entitled to a continuation of his salary for 12 months after such termination.

The Company has executed change of control agreements with its executive officers, including, Messrs. Crawford, Monteleone, and Turner and Ms. Matson, which agreements have a term of two years. The agreements provide that in the event of a change of control of the Company (as defined in the agreements), if the executive is terminated without good cause (as defined in the agreements) or he or she voluntarily terminates for good reason (as defined in the agreements) within one year of the change of control, he or she will be entitled to (i) a lump-sum payment equal to a multiple (Mr.
Crawford: three times (3x); Messrs. Monteleone and Turner and Ms. Matson: one times (1x)) of his or her base salary in the year immediately preceding the termination and (ii) continuation of health care and life insurance benefits for one year following the termination. The agreements also provide that the executive will be paid an additional amount which when added to the lump sum payment will place the executive in the same after-tax position as if any excise tax imposed by the Internal Revenue Code did not apply to any of the amounts payable under the agreement.

The Company executed retention agreements with Messrs. Monteleone and Turner and Ms. Matson. The agreements provide that if the executive's employment was terminated without cause prior to December 31, 2000, he or she would have been entitled to (i) salary continuation for six (6) months, and (ii) except in the event of a voluntary termination, a bonus equal to a specified percentage of his or her 1999 salary prorated with respect to date of termination. The bonus percentages for Ms. Matson, Mr. Turner and Mr. Monteleone were 40%, 30% and 25%, respectively. The executive was also entitled to a minimum bonus equal to the specified percentage of his or her 2000 salary (Ms. Matson: 25%, Mr. Turner: 25%; and Mr. Monteleone 15%) if the executive remained employed by the Company at the time the 2000 executive bonuses were awarded by the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the shares of Common Stock (the only outstanding class of voting securities of the Company) owned of record and beneficially as of April 16, 2001, unless otherwise specified, by (i) each director and Named Executive Officer (as defined herein), and (ii) all directors and executive officers of the Company as a group:

                 Name                       Number    Percent
                 ----                     ---------   -------
Elder Group, Inc(1).....................    639,600     7.2%
  394 Olivewood Court
  Rochester, Michigan 48306
Alan H. Elder(2)........................    889,659    10.0%
Eldon P. Nuss(3)........................     37,500      *
Kirk P. Pendleton(4)....................     42,000      *
Roger W. Sevedge(5).....................    329,104     3.7%
Thomas J. Crawford(6)...................     30,000      *
Alfred M. Turner III(7).................          0      *
Sandra A. Matson(8).....................     12,400      *
Robert T. Monteleone(9).................      6,920      *
H. Joe Trulove(10)......................    286,262     3.2%
All directors and executive officers
  as a group (13 persons)(11)...........  1,689,045    18.6%

---------------
* Less than 1%

(1) Includes 639,600 shares owned directly by Elder Group, Inc., of which Mr. Alan Elder serves as Chairman and has the right to vote all shares.

(2) Includes 639,600 shares owned directly by Elder Group, Inc., of which Mr. Alan Elder serves as Chairman and has the right to vote all shares; 107,192 shares owned directly by EFI LLC of which Mr. Alan Elder serves as managing member; and 10,000 shares owned by a trust in the name of Mr. Elder's children to which Mr.Elder disclaims beneficial ownership.

(3) Includes 7,500 shares that may be acquired within the next 60 days upon the exercise of outstanding stock options.

(4) Includes 40,000 shares that may be acquired within the next 60 days upon the exercise of outstanding stock options.

(5) Includes 164,552 shares owned by a revocable living trust of which Mr. Sevedge is sole trustee; 164,552 shares owned by a revocable living trust in the name of Mr. Sevedge's spouse of which Mr. Sevedge's spouse is sole trustee, as to which Mr. Sevedge disclaims beneficial ownership.

(6) Includes 30,000 shares that may be acquired within the next 60 days upon the exercise of outstanding stock options.

(7) Mr. Turner's options expired in February 2001 upon the termination of his employment with the Company.

(8) Includes 12,400 shares that may be acquired within the next 60 days upon the exercise of outstanding stock options.

(9) Includes 6,920 shares that may be acquired within the next 60 days upon the exercise of outstanding stock options.

(10) Includes 2,000 shares that may be acquired within the next 60 days upon the exercise of outstanding stock options.

(11) Includes an aggregate of 122,020 shares that may be acquired within the next 60 days upon the exercise of outstanding stock options.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

As of April 16, 2001, the persons named below were, to our knowledge, the only beneficial owners of more than 5% of the Company's Common Stock, determined in accordance with Rule 13d-3 of the Securities and Exchange Commission, other than Alan H. Elder and Elder Group, Inc., whose beneficial ownership of such Common Stock is described above.

                                            Amount and Nature of
                                                 Beneficial            Percent
Beneficial Owner                                Ownership(1)           of Class
----------------                            ---------------------      --------
Dalton, Griener, Hartman, Maher & Co.              709,400               7.9%
  565 Fifth Ave., Suite 2101
  New York, NY 10017

Dimensional Fund Advisors, Inc.                    676,550               7.6%
  1299 Ocean Avenue
  11th Floor
  Santa Monica, CA 90401

FleetBoston Financial Corporation                  451,300(2)            5.0%
  100 Federal Street
  Boston, MA 02110

Wilbert, Inc.                                    1,262,000              14.1%
  2913 Gardner Road
  Broadview, IL 60153

(1)  Based solely on a Schedule 13G or 13D filed with the SEC.

(2) According to the Schedule 13G, FleetBoston Financial Corporation filed the schedule pursuant to Rule 13d-1(b)(ii)(G). The relevant subsidiaries are Fleet National Bank and Fleet Investment Advisors, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under a management agreement between the Company and Vandor Corporation, of which Alan H. Elder is a director, Vandor Corporation provides manufacturing/warehouse space, utilities, direct and supervisory labor, consultation and marketing services to the Company. Pursuant to this agreement, the Company paid to Vandor Corporation approximately $300,754 in 2000.

In April 1999, the Company acquired Star Manufacturing Corporation, a corporation of which Roger W. Sevedge was a 46% stockholder. The aggregate purchase price paid to Star Manufacturing Corporation was approximately $4 million, which was paid by a combination of $2 million paid at closing and a deferred cash payment of $2 million due on or before March 30, 2000. The $2 million deferred cash payment was paid in full on January 31, 2001. The Company paid $111,000 in interest on the deferred cash payment during 2000 and $148,000 in 1999. Pursuant to the purchase agreement, York also agreed to pay Artco Casket Company, Inc., of which Roger W. Sevedge is part owner and President, $138,000 annually for seven (7) years, so long as Artco meets its annual purchase requirements under its Distribution Agreement with the Company, as described hereafter. In connection with the acquisition of Star Manufacturing Corporation, the Company entered into a Distribution Agreement with Artco Casket Company, Inc., pursuant to which Artco agrees to purchase from 80% to 90% (depending on the year during the term) of its requirements for finished caskets from the Company for a period of seven (7) years.

Pursuant to an agreement between the Company and Elder Group, Inc., Alan H. Elder provides strategic planning consulting services to the Company. The Company paid $65,000 to Elder Group, Inc. pursuant to this agreement in 2000.

Pursuant to lease agreements with H. Joe Trulove for manufacturing and/or distribution facilities in Birmingham, Alabama, and Bowling Green, Kentucky, the Company paid $38,500 in lease payments to Mr. Trulove in 2000.

The Company paid $345,478 in lease payments in 2000 to Richmond Center, LLC., of which Alan H. Elder is the managing member, for a manufacturing facility in Richmond, Indiana pursuant to a lease agreement.

The Company sells finished caskets and casket components in the ordinary course of business to various companies and organizations with which some of the Company's directors, executive officers and stockholders are affiliated. The following table set forth the gross sales for 2000 of York products to companies affiliated with directors, executive officers and greater than 5% stockholders.

Name of Purchaser (Name of Director,                         Year Ended
Executive Officer or 5% Stockholder)                     December 31, 2000
------------------------------------                     -----------------
Vandor Corporation (Alan H. Elder)(1)................       $     41,780
Artco Casket Company, Inc. (Roger W. Sevedge)(2).....         14,124,263

(1)  Mr. Elder currently serves as Chairman and a director of Vandor
     Corporation.
(2)  Mr. Sevedge is a part owner and President of Artco Casket Company, Inc.

The Company also purchases goods and services from companies affiliated with directors and/or stockholders in the ordinary course of business at the seller's normal prices. The following table sets forth the purchases for 2000 by York from companies affiliated with directors, executive officers and greater than 5% stockholders.

Name of Seller (Name of Director,                         Year Ended
Executive Officer or 5% Stockholder)                   December 31, 2000
------------------------------------                   -----------------
Vandor Corporation (Alan H. Elder)(1).................     $ 1,302,613
Elderlite Express, L.P. (Alan H. Elder)(2)............         352,917
Artco Casket Company, Inc. (Roger W. Sevedge)(3)......          46,713

(1)  Mr. Elder currently serves as Chairman and a director of Vandor
     Corporation.

(2) Mr. Elder and his brother hold a majority interest in Elderlite Express, Inc., the General Partner and majority owner (77.1%) of Elderlite Express, L.P., and Mr. Elder serves as a director of Elderlite Express, L.P. The Company has an agreement with Elderlite Express, L.P. pursuant to which the Company must transport with Elderlite Express, L.P. an annual minimum amount of freight. Effective December 31, 1999 Elderlite Express, Inc. assumed the rights and obligations of Elderlite Express, L.P. under the agreement.

(3)  Mr. Sevedge is a part owner and President of Artco Casket Company, Inc.

The Company believes that the terms of the transactions described above were at least as favorable to the Company as could have been obtained with unaffiliated third parties, and the Company intends to maintain this policy on similar transactions in the future.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2001.

                                       THE YORK GROUP, INC.

                                       By: /s/ DAN E. MALONE
                                          -----------------------------------
                                          Dan E. Malone
                                          Vice President Finance and Chief
                                          Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicates.

        Signature                           Title                        Date
        ---------                           -----                        ----
/s/ THOMAS J. CRAWFORD      Chairman of the Board, Chief Executive       April 30, 2001
--------------------------  Officer and President (Principal
    Thomas J. Crawford      Executive Officer)


/s/  DAN E. MALONE          Vice President Finance and Chief             April 30, 2001
--------------------------  Financial Officer (Principal Financial
     Dan E. Malone          and Accounting Officer)


/s/  H. JOE TRULOVE
--------------------------  Senior Vice President and Director           April 30, 2001
     H. Joe Trulove


/s/  ALAN H. ELDER
--------------------------  Director                                     April 30, 2001
     Alan H. Elder


/s/  ELDON P. NUSS
--------------------------  Director                                     April 30, 2001
     Eldon P. Nuss


/s/  KIRK P. PENDLETON
--------------------------  Director                                     April 30, 2001
     Kirk P. Pendleton


/s/  ROGER W. SEVEDGE
--------------------------  Director                                     April 30, 2001
     Roger W. Sevedge
