Form 10-Q
period 2001-03-31
YORK GROUP INC \DE\
filed 2001-05-14
CIK 1007084

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                       For the period ended March 31, 2001
                                       or

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

The number of shares outstanding of the registrant's common stock as of April 30, 2001 was 8,940,950.

                              THE YORK GROUP, INC.

                                      INDEX

                                                                   PAGE
Part I. Financial Information

        Item 1.Financial Statements

               Condensed Consolidated Balance Sheets -
                    March 31, 2001 (Unaudited) and December 31, 2000 .....    2

               Condensed Consolidated Statements of Income (Unaudited) -
                    Three months ended March 31, 2001 and 2000 ...........    3

               Consolidated Statements of Cash Flows (Unaudited) -
                    Three months ended March 31, 2001 and 2000 ...........    4

               Notes to Consolidated Financial Statements (Unaudited) ....  5-7

        Item 2. Management's Discussion and Analysis of Results
                  of Operations and Financial Condition .................. 8-10

Part II. Other Information

        Item 6. Exhibits and Reports on Form 8-K .........................   11


Signature.................................................................   12

                              THE YORK GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             MARCH 31,   DECEMBER 31,
                    ASSETS                                      2001         2000
                                                             ---------   ------------
                                                            (UNAUDITED)
Current assets:
   Cash and cash equivalents .............................   $   7,800    $   4,533
   Trade accounts and notes receivable, net of allowance
       for doubtful accounts and returns and allowances
       of $3,041 in 2001 and $3,591 in 2000
            Stockholders and affiliates ..................       1,495        6,028
            Other ........................................      27,667       19,627
   Inventories, net ......................................      10,559       10,531
   Prepaid expenses ......................................       2,175        2,170
   Income tax receivable .................................       2,283        4,083
   Deferred tax assets ...................................       3,161        3,941
   Assets held for sale ..................................       8,079       19,271
                                                             ---------    ---------

            Total current assets .........................      63,219       70,184
                                                             ---------    ---------

Property, plant and equipment, net .......................      44,855       49,424
Goodwill, net ............................................      54,626       55,163
Deferred costs and other assets, net .....................       9,373       11,144
Assets held for sale .....................................       5,676        3,829
                                                             ---------    ---------

            Total assets .................................   $ 177,749    $ 189,744
                                                             =========    =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt .....................   $  50,397    $  64,437
   Accounts payable ......................................      16,247       15,226
   Accrued expenses ......................................      14,227       16,271
                                                             ---------    ---------

            Total current liabilities ....................      80,871       95,934
                                                             ---------    ---------

Long-term debt, net of current portion ...................         835          863
                                                             ---------    ---------

Other noncurrent liabilities .............................       5,439        5,756
                                                             ---------    ---------

Deferred tax liabilities .................................       9,127        8,180
                                                             ---------    ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares
       authorized and unissued ...........................        --           --
   Common stock, $.01 par value, 25,000,000 shares
       authorized; 8,940,950 shares issued and outstanding          89           89
   Additional paid-in capital ............................      40,455       40,455
   Cumulative foreign currency translation adjustment ....        (300)        (123)
   Retained earnings .....................................      41,233       38,590
                                                             ---------    ---------

            Total stockholders' equity ...................      81,477       79,011
                                                             ---------    ---------

            Total liabilities and stockholders' equity ...   $ 177,749    $ 189,744
                                                             =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              THE YORK GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                       2001          2000
                                                     --------      --------
Net sales (including sales to
   stockholders and affiliates of $4,609
   and $9,736, respectively) ....................    $ 53,441      $ 54,758

Cost of sales ...................................      36,680        38,518
                                                     --------      --------

          Gross profit ..........................      16,761        16,240

Other operating expenses ........................      10,226        11,416
                                                     --------      --------

          Operating income ......................       6,535         4,824

Interest expense, net ...........................      (1,962)       (1,803)
                                                     --------      --------

Income before income taxes ......................       4,573         3,021

Income tax provision ............................       1,930         1,314
                                                     --------      --------

Net income ......................................    $  2,643      $  1,707
                                                     ========      ========

Shares used in computing earnings per share:
        Basic ...................................       8,940         8,940
                                                     ========      ========
        Diluted .................................       8,947         9,034
                                                     ========      ========

Earnings per share:
        Basic ...................................    $   0.30      $   0.19
                                                     ========      ========
        Diluted .................................    $   0.30      $   0.19
                                                     ========      ========

                 The accompanying notes are an integral part of
                          these financial statements.

                              THE YORK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         -----------------------------
                                                                               2001        2000
                                                                             --------    --------
Cash flows from operating activities:
           Net income ....................................................   $  2,643    $  1,707
           Adjustments to reconcile net income to net cash
             provided by operating activities -
              Depreciation and amortization ..............................      2,491       3,035
              Deferred income taxes ......................................      1,727         647
              Decrease (increase), net of effects of assets held for sale:
                Trade accounts and notes receivable ......................     (3,289)      4,875
                Inventories ..............................................        442       1,715
                Prepaid expenses .........................................         (5)         32
                Income tax receivable ....................................      1,800        --
                Deferred costs and other assets ..........................      1,232      (1,543)
              Increase (decrease), net of effects of assets held for sale:
                Accounts payable and accrued liabilities .................       (809)     (2,025)
                Other non-current  liabilities ...........................       (317)     (3,009)
                                                                             --------    --------

                Net cash provided by operating activities ................      5,915       5,434
                                                                             --------    --------

Cash flows from investing activities:
           Capital expenditures ..........................................       (248)     (1,183)
           Proceeds from sale of property ................................     11,756        --
                                                                             --------    --------

                Net cash provided by (used in) investing activities ......     11,508      (1,183)
                                                                             --------    --------

Cash flows from financing activities:
           Repayments of long-term debt ..................................    (14,068)    (21,202)
           Proceeds from issuance of long-term debt ......................       --        16,800
                                                                             --------    --------

                Net cash used in financing activities ....................    (14,068)     (4,402)
                                                                             --------    --------

Effects of exchange rate changes on cash .................................        (88)        153
                                                                             --------    --------

Net increase in cash and cash equivalents ................................      3,267           2

Cash and cash equivalents, beginning of period ...........................      4,533          17
                                                                             --------    --------

Cash and cash equivalents, end of period .................................   $  7,800    $     19
                                                                             ========    ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
              Cash paid during the period for income taxes ...............   $   --      $  1,000
                                                                             ========    ========
              Cash paid during the period for interest ...................   $  1,660    $  1,225
                                                                             ========    ========
         Reductions of lease receivables through application of earned
             rebate ......................................................   $    214    $    380
                                                                             ========    ========
         Net reclass of certain assets available for sale ................   $  2,411    $   --
                                                                             ========    ========

                 The accompanying notes are an integral part of
                          these financial statements.

                              THE YORK GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The York Group, Inc. and subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's December 31, 2000 audited financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K. In the opinion of the Company, all adjustments and eliminations, consisting only of normal and recurring adjustments, necessary to present fairly the consolidated financial statements have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year.

2.  SUPPLEMENTAL INFORMATION

                                                          March 31,      December 31,
                                                            2001            2000
                                                        -------------   -------------
                                                                (in thousands)
Inventories:
   Raw materials .....................................    $  5,763         $  5,813
   Work in process ...................................       2,054            1,982
   Finished goods ....................................       6,748           14,352
                                                          --------         --------
                                                            14,565           22,147
   Less: amounts included in assets held for sale ....      (4,006)         (11,616)
                                                          --------         --------
           Inventories, net ..........................    $ 10,559         $ 10,531
                                                          ========         ========

Property, Plant and Equipment:
   Land and improvements .............................    $  3,343         $  3,345
   Building and improvements .........................      19,343           19,449
   Equipment .........................................      69,646           71,572
   Construction-in-progress ..........................         751            1,008
                                                          --------         --------
                                                            93,083           95,374
   Less: accumulated depreciation ....................     (42,552)         (42,121)
                                                          --------         --------
                                                            50,531           53,253
   Less: amounts included in assets held for sale ....      (5,676)          (3,829)
                                                          --------         --------
           Property, plant and equipment, net ........    $ 44,855         $ 49,424
                                                          ========         ========

3.    EARNINGS PER SHARE

Earnings per share data for all periods presented has been computed pursuant to SFAS No. 128, "Earnings Per Share" which requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At March 31, 2001 the Company had options outstanding for the purchase of an aggregate of 1,202,608 shares of common stock of which all but 260,223 are antidilutive and excluded from shares used in computing diluted EPS.

A reconciliation of weighted-average shares outstanding to shares used in computing diluted EPS is as follows:

                                                    March 31,      March 31,
                                                      2001           2000
                                                    ---------     ---------
Weighted-average shares outstanding ............    8,940,950     8,940,950
Dilutive effect of securities
 consisting of options and convertible debt ....        5,777        93,256
                                                    ---------     ---------
Shares used in computing diluted EPS ...........    8,946,727     9,034,206
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

Interim financial information regarding the Company's segments is presented below:

                                               THREE MONTHS ENDED MARCH 31,
                                              -----------------------------
                                                  2001            2000
                                                --------        --------
Net Sales:
   Caskets ................................     $ 39,701        $ 41,251
   Commemorative Products .................       11,062          10,760
   All other ..............................        2,678           2,747
                                                --------        --------

     Consolidated net sales ...............     $ 53,441        $ 54,758
                                                ========        ========

Operating Income:
   Caskets ................................     $  9,449        $  8,995
   Commemorative Products .................        1,918             706
   All other ..............................       (4,832)         (4,877)
                                                --------        --------

     Consolidated operating income ........     $  6,535        $  4,824
                                                ========        ========

5.  DEBT AND LIQUIDITY

The Company was not in compliance with specified debt covenants at various times during 2000 and 2001. In January 2001, the Company reached agreements whereby its lenders provided specified forbearance through June 30, 2001. Under the terms of these agreements, the Company has agreed to a revised amortization schedule with respect to repayment of the bank term loan and Senior Notes. Further, the Company has agreed to make specified prepayments of the Senior Notes as well as the bank term loan and revolving credit facility ("Bank Facilities") from the proceeds of planned asset sales. These forbearance agreements expire on June 30, 2001. The terms of the Bank Facilities provide for an interest rate to be based upon the prime rate. The Senior Notes and Bank Facilities are secured by substantially all of the Company's assets, including the stock of all the Company's subsidiaries. The Senior Notes and Bank Facilities, as modified by the terms of the forbearance agreements, do not permit the payment of cash dividends, limit the Company's capital expenditures and are guaranteed by the Company's subsidiaries. The Bank and the holder of the Senior Notes have entered into an intercreditor agreement whereby both sets of creditors have a security interest in substantially all of the Company's assets. Since October 31, 2000, the Company has not been permitted to make additional borrowings under the revolving credit facility.

During the first quarter of 2001, the Company received proceeds of $11.8 million relating to the sale of Company-owned distribution operations and has reduced outstanding debt by $14.1 million. The Company has, and continues to, pursue multiple options relevant to securing the capital required to continue operations beyond the expiration of the present forbearance agreements. These options include refinancing with new or existing lenders, the sale of additional assets, and potential business combination transactions.

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

6.  SUBSEQUENT EVENT

Since March 31, 2001, the Company completed additional sales of distribution operations, and signed definitive agreements to sell assets related to its metal burial vault business and real estate. These additional asset sales are expected to yield net proceeds of $12 million. The Company does not expect to incur any losses on the sale of these assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The Company is the second largest casket manufacturer in the United States and produces a wide variety of caskets, casket components and burial vaults. The Company also manufactures commemorative products. The Company's finished caskets are marketed through a network of Company and privately owned distributors, which serve domestic funeral homes, as well as certain foreign markets. The Company is currently in the process of selling its Company owned distribution centers. Burial vaults are sold directly to funeral home and cemetery operators as well as to privately owned distributors. The Company's commemorative memorial products are sold directly to cemetery operators, monument dealers and funeral homes, and its architectural signage products are sold primarily to sign and trophy dealers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

First quarter 2001 sales were $53.4 million compared to $54.8 million for the same period in 2000. Casket Segment sales were $39.7 million compared to $41.3 million in 2000, a decrease of $1.6 million. Finished casket unit volumes decreased 5.0%, compared to an estimated 5.7% decrease in deaths, from the same period last year. The first quarter 2001 sale of a majority of the Company-owned distribution centers to independently owned distributors of the Company's products also reduced sales dollars per unit by the difference between distributor-level pricing to funeral homes and plant-level pricing to distributors for the units affected by this channel shift. These effects were partially offset by favorable net price realization. Commemorative Products Segment sales were $11.1 million in the first quarter of 2001 compared to $10.8 million in 2000. Sales from the All Other Segment, primarily consisting of York Merchandising Systems(TM), were materially unchanged from the first quarter of 2000.

First quarter 2001 gross profit was $16.8 million compared to $16.2 million in 2000, increasing as a percentage of sales to 31.4% from 29.7% in 2000. Casket Segment gross profit decreased approximately $0.8 million to $12.4 million, primarily due to the lower finished casket volume and the sale of Company-owned distribution centers, as described above. These effects were partially offset by manufacturing cost reductions and favorable net price realization. Commemorative Products Segment gross profit increased $1.1 million to $4.2 million primarily due to the elimination of inefficiencies resulting from the Company's foundry consolidation efforts. The All Other Segment gross profit increased $0.2 million primarily due to cost and productivity improvements.

Other operating expenses for the first quarter of 2001 were $10.2 million compared to $11.4 million in 2000. Casket Segment operating expenses decreased $1.3 million primarily due to the reduction of selling and distribution expenses resulting from the sale of Company-owned distribution centers. Commemorative Products and All Other segment operating expenses were materially unchanged from the prior year period.

Net interest expense increased slightly from 2000, reflecting higher interest rates and an increase in deferred finance fee amortization, offset to some degree by lower debt levels in 2001. Interest paid during both the first quarter of 2001 and 2000 was $1.6 million and $1.2 million, respectively.

The Company's effective income tax rate decreased to 42.2% from 43.5% in 2000, reflecting the higher income levels and decrease of non-deductible expenses, primarily goodwill amortization, due to the write-off of non-deductible goodwill included in the Company's fourth quarter 2000 restructuring charge. Cash paid for income taxes during the first quarter of 2000 was $1.0 million. In the first quarter of 2001, no cash was paid for income taxes.

In the first quarter of 2001, the Company recorded net income of $2.6 million, compared to net income of $1.7 million in 2000. Both basic and diluted earnings per share were $.30 in 2001 compared to $.19 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $7.8 million at March 31, 2001, representing an increase of $3.3 million from December 31, 2000. During the first quarter of 2001, cash flows from operations totaled approximately $5.9 million, cash used in investing activities totaled approximately $11.5 million and cash used in financing activities totaled approximately $14.1 million.

Capital expenditures were $0.2 million and $1.2 million in the first quarter of 2001 and 2000, respectively. The Company has budgeted capital expenditures for 2001 of approximately $5.0 million. Major 2001 expenditures include maintenance and replacement projects which extend the life of the assets, with no significant individual projects currently planned.

Long-term debt, including current maturities, at March 31, 2001, totaled $51.2 million, which primarily consisted of $10.1 million of senior notes (the "Senior Notes"), $20.8 million outstanding on the Company's bank term loan, $14.9 million outstanding on the Company's revolving credit facility, subordinated promissory notes totaling $3.6 million issued in conjunction with an acquisition and capital lease obligations totaling $1.3 million. The Company was not in compliance with specified debt covenants at various times during 2000 and 2001. In January 2001, the Company reached agreements whereby its lenders provided specified forbearance through June 30, 2001. The Bank and the holder of the Senior Notes have entered into an intercreditor agreement whereby both creditors have a security interest in substantially all of the Company's assets. Since October 31, 2000, the Company has not been permitted to make additional borrowings under the revolving credit facility.

During the first quarter of 2001, the Company received $11.8 million of proceeds relating to the sale of Company-owned distribution operations and has reduced outstanding debt by $14.1 million.

The Company has, and continues to, pursue multiple options relevant to securing the capital required to continue operations beyond the expiration of the present forbearance agreements. These options include refinancing with new or existing lenders, the sale of additional assets, and potential business combination transactions. Since March 31, 2001, the Company completed additional sales of distribution operations, and signed definitive agreements to sell assets related to its metal burial vault business and real estate. These additional asset sales are expected to yield net proceeds of $12 million. There are no anticipated losses on the sale of these assets.

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

         (a)     Reports on Form 8-K
                 None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


________________              THE YORK GROUP, INC.



                              By:   /s/ DAN E. MALONE
                                    ------------------------------
                                    Dan E. Malone
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer and Duly
                                    Authorized Officer)