Form 10-Q
period 2001-06-30
YORK GROUP INC \DE\
filed 2001-08-14
CIK 1007084

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended June 30, 2001
                                       or

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

The number of shares outstanding of the registrant's common stock as of June 30, 2001 was 8,940,950.

                              THE YORK GROUP, INC.

                                      INDEX


                                                                                              Page
                                                                                              ----
Part I.  Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets -
                            June 30, 2001 (Unaudited) and December 31, 2000.............        2

                 Condensed Consolidated Statements of Income (Unaudited) -
                            Three and Six months ended June 30, 2001 and 2000...........        3

                 Consolidated Statements of Cash Flows (Unaudited) -
                            Six months ended June 30, 2001 and 2000.....................       4-5

                 Notes to Consolidated Financial Statements (Unaudited).................       6-7

         Item 2. Management's Discussion and Analysis of Results of Operations
                 and Financial Condition ...............................................      8-10

Part II.   Other Information

         Item 6. Exhibits and Reports on Form 8-K ......................................        11

Signature...............................................................................        12


                              THE YORK GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                         JUNE 30,       DECEMBER 31,
                                       ASSETS                                              2001             2000
                                                                                       -----------      ------------
                                                                                       (UNAUDITED)
Current assets:
   Cash and cash equivalents........................................................    $  22,725       $   4,337
   Trade accounts and notes receivable, net of allowance for doubtful accounts and returns and allowances of $2,690 in 2001 and $3,393 in 2000
            Stockholders and affiliates.............................................        1,974           4,505
            Other...................................................................       21,294          17,402
   Inventories......................................................................        6,402           7,973
   Prepaid expenses.................................................................          638           1,047
   Income tax receivable............................................................        2,283           3,941
   Deferred tax assets..............................................................        4,360           4,054
   Assets held for sale.............................................................        4,530          19,271
   Net assets of discontinued operations............................................            -           3,814
                                                                                       ----------      ----------
            Total current assets....................................................       64,206          66,344
                                                                                       ----------      ----------
Property, plant and equipment, net..................................................       29,062          34,794
Goodwill, net.......................................................................        4,832           6,678
Deferred costs and other assets, net................................................        5,130          11,079
Assets held for sale................................................................        3,126           3,829
Net assets of discontinued operations...............................................            -          55,218
                                                                                       ----------      ----------
            Total assets............................................................   $  106,356      $  177,942
                                                                                       ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt................................................   $      591      $   64,387
   Accounts payable.................................................................       11,936          12,643
   Accrued expenses.................................................................       15,346          15,064
                                                                                       ----------      ----------
            Total current liabilities...............................................       27,873          92,094
                                                                                       ----------      ----------
Long-term debt, net of current portion..............................................          187             489
                                                                                       ----------      ----------
Other noncurrent liabilities........................................................        1,612           1,463
                                                                                       ----------      ----------
Deferred tax liabilities............................................................        5,355           4,885
                                                                                       ----------      ----------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized and unissued........            -               -
   Common stock, $.01 par value, 25,000,000 shares authorized; 8,940,950
       shares issued and outstanding................................................           89              89
   Additional paid-in capital.......................................................       40,455          40,455
   Cumulative foreign currency translation adjustment...............................         (149)           (123)
   Retained earnings................................................................       30,934          38,590
                                                                                       ----------      ----------
            Total stockholders' equity..............................................       71,329          79,011
                                                                                       ----------      ----------
            Total liabilities and stockholders' equity..............................   $  106,356      $  177,942
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

                    THE YORK GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                              JUNE 30,                                JUNE 30,
                                                    -------------------------------       ------------------------------
                                                       2001                2000               2001               2000
                                                    -----------        ------------       -----------        -----------
Net sales (including sales to stockholders
   and affiliates of $4,650  and $7,430 for the
   three months ended June 30, 2001 and 2000,
   respectively, and $9,260 and $17,166 for the
   six months ended June 30, 2001 and 2000,
   respectively).................................     $ 34,525           $ 36,427           $ 76,905           $ 80,425

Cost of goods sold ..............................       25,711             27,032             55,519             57,831
                                                     ---------          ---------          ---------          ---------
Gross profit ....................................        8,814              9,395             21,386             22,594
Other operating expenses ........................        6,952              8,900             14,908             17,981
                                                     ---------          ---------          ---------          ---------
Operating income ................................        1,862                495              6,478              4,613
Interest expense, net ...........................         (914)            (1,682)            (2,851)            (3,454)
Other income, net ...............................           64                337                 64                324
                                                     ---------          ---------          ---------          ---------
Earnings (loss) from continuing operations
       before income taxes ......................        1,012               (850)             3,691              1,483
Income tax provision ............................          381               (191)             1,439                721
                                                     ---------          ---------          ---------          ---------
Earnings (loss) from continuing
  operations ....................................     $    631           $   (659)          $  2,252           $    762
Discontinued operations:
  Operating earnings (loss) of
  Commemorative Products Segment, net
    of taxes of $342, $700, $1,214 & $1,102......          337                756              1,359              1,042

Net gain (loss) on disposition of
  Commemorative Products Segment,
  Net of taxes of $710 ..........................       (9,622)              --               (9,622)              --
                                                     ---------          ---------          ---------          ---------
Total earnings (loss) on discontinued
  operations ....................................       (9,285)               756             (8,263)             1,042
Extraordinary item, net of taxes of $1,051 ......       (1,645)              --               (1,645)              --
                                                     ---------          ---------          ---------          ---------
Net earnings (loss) .............................     $(10,299)          $     97           $ (7,656)          $  1,804
                                                     =========          =========          =========          =========
Basic earnings (loss) per share:
    Continuing operations .......................     $   0.07           $  (0.07)          $   0.25           $   0.08
    Discontinued operations .....................     $  (1.04)          $   0.08           $  (0.93)          $   0.12
    Extraordinary item ..........................     $  (0.18)          $   --             $  (0.18)          $   --
                                                     ---------          ---------          ---------          ---------
Total ...........................................     $  (1.15)          $   0.01           $  (0.86)          $   0.20
                                                     =========          =========          =========          =========

Diluted earnings (loss) per share:
    Continuing operations .......................     $   0.07           $  (0.07)          $   0.25           $   0.08
    Discontinued operations .....................     $  (1.01)          $   0.08           $  (0.91)          $   0.12
    Extraordinary item ..........................     $  (0.18)          $   --             $  (0.18)          $   --
                                                     ---------          ---------          ---------          ---------
Total ...........................................     $  (1.12)          $   0.01           $  (0.84)          $   0.20
                                                     =========          =========          =========          =========
Shares used in computing earnings (loss)
  per share
    Basic ..................................             8,940              8,940              8,940              8,940
                                                     =========          =========          =========          =========
    Diluted ................................             9,204              8,940              9,104              9,034
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

                                        3

                              THE YORK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                      ------------------------------
                                                                                         2001               2000
                                                                                      ----------         -----------
Cash flows from operating activities:
           Net income (loss) ................................................          $ (7,656)          $  1,804
           Adjustments to reconcile net income to net cash
             provided by operating activities -
              Depreciation and amortization .................................             3,400              4,585
              (Gain) loss on sale of businesses and property, plant and
              equipment .....................................................            10,232               (340)
              Deferred income taxes .........................................               164                605
              Change in assets held for sale, net of sales ..................             1,316               --
              Change in assets of discontinued operations, net of sales .....               700              2,730
              Decrease (increase), net of effects of assets held for sale and assets of discontinued operations:
                Trade accounts and notes receivable .........................             2,225              2,148
                Inventories .................................................               361              5,342
                Prepaid expenses ............................................               410               (135)
                Income tax receivable .......................................             1,658               --
                Deferred costs and other assets .............................             1,921               (857)
              Increase (decrease), net of effects of assets held for sale and assets of discontinued operations:
                Accounts payable and accrued liabilities ....................            (2,698)            (6,358)
                Other non-current  liabilities ..............................               149               (354)
                                                                                      ---------           --------
                Net cash provided by operating activities ...................            12,182              9,170
                                                                                      ---------           --------
Cash flows from investing activities:
           Capital expenditures .............................................              (363)              (939)
           Proceeds from sale of businesses and property, plant and
           equipment ........................................................            70,693                241
                                                                                      ---------           --------
                Net cash provided by (used in) investing activities .........            70,330               (698)
                                                                                      ---------           --------
Cash flows from financing activities:
           Repayments of long-term debt .....................................           (64,098)           (44,761)
           Proceeds from issuance of long-term debt .........................              --               36,725
           Dividends paid ...................................................              --                 (358)
                                                                                      ---------           --------
                Net cash used in financing activities .......................           (64,098)            (8,394)
                                                                                      ---------           --------
Effects of exchange rate changes on cash ....................................               (26)               (78)
                                                                                      ---------           --------
Net increase in cash and cash equivalents ...................................            18,388               --

Cash and cash equivalents, beginning of period ..............................             4,337               --
                                                                                      ---------           --------
Cash and cash equivalents, end of period ....................................         $  22,725           $   --
                                                                                      =========           ========


                The accompanying notes are an integral part of these
                        consolidated financial statements.


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
              Cash paid during the period for income taxes ..................         $     142           $  1,800
                                                                                      =========           ========
              Cash paid during the period for interest ......................         $   2,788           $  3,109
                                                                                      =========           ========
              Reductions of lease receivables through application of earned
                  rebates ...................................................         $     527           $    675
                                                                                      =========           ========


                The accompanying notes are an integral part of these
                        consolidated financial statements.

                               THE YORK GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

RECENT ACCOUNTING PRONOUNCEMENTS In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. Management is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on its results of operations and financial position.

RECLASSIFICATIONS
Certain reclassifications have been made to the 2000 consolidated financial statements contained herein to conform to the classifications presented in 2001.

2.  DISCONTINUED OPERATIONS

On May 24, 2001, the Company sold its Commemorative Products business segment. In connection with the sale of the Commemorative Products business, the Company incurred a one-time charge of approximately $9.6 million, net of income tax of approximately $0.7 million related to the write-off of the segment assets, net of proceeds received. The disposition of the Commemorative Products business represents the disposal of a business segment under Accounting Principles Board ("APB") opinion No. 30. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated. For business segment reporting purposes, these business results were previously classified as the segment "Commemorative Products."

The components of net assets of discontinued operations included in the consolidated balance sheets are as follows:

(in thousands)
Current Assets:
  Cash...................................................  $   196
  Receivables............................................    3,748
  Inventories............................................    2,558
  Other current assets...................................    1,152
  Trade payables.........................................   (2,583)
  Other payables.........................................   (1,257)
                                                           -------
  Other payables.........................................    3,814
                                                           -------








Long-term assets:
  Property, plant and equipment, net.....................   14,630
  Goodwill...............................................   48,485
  Other assets...........................................       65
  Long-term liabilities..................................   (7,962)
                                                           -------
Net long-term assets.....................................  $55,218
                                                           -------

3.  SUPPLEMENTAL INFORMATION


                                                                      June 30,              December 31,
                                                                        2001                    2000
                                                                    ------------           -------------
                                                                              (in thousands)
Inventories:
   Raw materials................................................    $   4,362               $   5,275
   Work in process..............................................        1,538                   1,567
   Finished goods...............................................        2,611                  12,747
                                                                    ---------               ---------
                                                                        8,511                  19,589
   Less: amounts included in assets held for sale...............       (2,109)                (11,616)
                                                                    ---------               ---------
           Inventories..........................................    $   6,402               $   7,973
                                                                    =========               =========

Property, Plant and Equipment:
   Land and improvements........................................    $   2,577               $   3,107
   Building and improvements....................................       14,487                  16,590
   Equipment....................................................       54,487                  57,391
   Construction-in-progress.....................................          276                     283
                                                                    ---------               ---------
                                                                       71,827                  77,371
   Less: accumulated depreciation...............................      (39,639)                (38,748)
                                                                    ---------               ---------
                                                                       32,188                  38,623
   Less: amounts included in assets held for sale...............       (3,126)                 (3,829)
                                                                    ---------               ---------
           Property, plant and equipment, net...................    $  29,062               $  34,794
                                                                    =========               =========

Accrued Expenses:
   Accrued rebates..............................................    $   5,991               $   6,899
   Accrued payroll..............................................        3,067                   2,983
   Other accrued expenses.......................................        6,288                   5,182
                                                                    ---------               ---------
           Accrued expenses.....................................    $  15,346               $  15,064
                                                                    =========               =========


4.   EARNINGS PER SHARE

Earnings per share data for all periods presented has been computed pursuant to SFAS No. 128, "Earnings Per Share" which requires a presentation of basic earnings (loss) per share (basic EPS) and diluted earnings (loss) per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At June 30, 2001 the Company had options outstanding for the purchase of an aggregate of 827,608 shares of common stock of which all but 386,727 and 442,784 are antidilutive for the three and six months ended June 30, 2001, respectively and excluded from shares used in computing diluted EPS.

A reconciliation of weighted-average shares outstanding to shares used in computing diluted EPS is as follows:


                                                       Three Months Ended              Six Months Ended
                                                             June 30                       June 30,
                                                   --------------------------     ---------------------------
                                                       2001           2000           2001             2000
                                                   -----------    -----------     -----------     -----------
Weighted-average shares outstanding..........           8,940          8,940          8,940           8,940
Dilutive effect of securities consisting of
       Options and convertible debt..........             264             --            164              94
                                                    ---------      ---------       --------        --------
Shares used in computing diluted EPS.........           9,204          8,940          9,104           9,034
                                                    =========      =========       =========       ========


5.  SEGMENT INFORMATION

The Company is the second largest casket manufacturer in the United States and produces a wide variety of caskets and casket components. The Company's finished caskets are primarily marketed through a network of privately owned distributors, which serve domestic funeral homes, as well as certain foreign markets. Less than 10% of sales are distributed through Company-owned distribution centers, and less than 10% of sales are to buyers outside of the United States.

SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", requires certain financial and supplementary information to be discussed on an annual and interim basis for each reportable segment of an enterprise. In accordance with SFAS No. 131, the Company identified its reporting segments based on its internal reporting of strategic business units. Due to the sale of the Commemorative Products segment and the sale or closing of other non-casket operations, and due to restructuring within casket manufacturing, distribution, merchandising, transportation and corporate units, the separate analysis of these parts of the Company's casket business unit is not meaningful. Consequently, the Company's management believes that it operates only one strategic business unit and that no additional segment data can be provided.

6.  DEBT AND LIQUIDITY

Cash and cash equivalents were $22.7 million at June 30, 2001, representing an increase of $14.9 million from March 31, 2001. Long-term debt, including current maturities, totaled $0.8 million at June 30, 2001. This debt primarily consisted of capital lease obligations.

During the first quarter of 2001, the Company received proceeds of $11.8 million relating to the sale of Company-owned distribution centers and reduced outstanding debt by $14.1 million.

During the second quarter of 2001, the Company received $61.7 million from the sale of its Commemorative Products segment, its metal vault manufacturing business, Company-owned distribution centers, non-core real estate and a note receivable. During the same period, the Company also reduced outstanding debt by $50.4 million.

7.  PLAN OF MERGER

On May 24, 2001, the Company and Matthews International Corporation signed a merger agreement whereby Matthews is to acquire 100% of the outstanding common shares of York for $10 cash per share. Matthews also agreed to pay up to an additional $1 cash per share based on the excess cash remaining on York's balance sheet as of October 31, 2001. Completion of this transaction, which has been approved by the Company's stockholders and is anticipated to occur in the fourth quarter of 2001, is subject to the Company achieving earnings before interest, taxes, depreciation and amortization ("EBITDA") from its casket operations greater than the same period of the prior year for the nine months ended September 30, 2001; and compliance with applicable legal and regulatory requirements; and standard closing conditions. Management believes that the interim period prior to closing will permit York to increase the per share value received by shareholders in the merger through the disposition of non-casket operations and other non-operating assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The Company is the second largest casket manufacturer in the United States and produces a wide variety of caskets and casket components. The Company's finished caskets are primarily marketed through a network of privately owned distributors, which serve domestic funeral homes, as well as certain foreign markets.

On May 24, 2001, the Company and Matthews International Corporation signed a merger agreement whereby Matthews is to acquire 100% of the outstanding common shares of York for $10 cash per share. Matthews also agreed to pay up to an additional $1 cash per share based on the excess cash remaining on York's balance sheet as of October 31, 2001. Completion of this transaction, which has been approved by the Company's stockholders and is anticipated to occur in the fourth quarter of 2001, is subject to the Company achieving earnings before interest, taxes, depreciation and amortization ("EBITDA") from its casket operations greater than the same period of the prior year for the nine months ended September 30, 2001; and compliance with applicable legal and regulatory requirements; and standard closing conditions. Management believes that the interim period prior to closing will permit York to increase the per share value received by shareholders in the merger through the disposition of non-casket operations and other non-operating assets.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Second quarter 2001 sales from continuing operations of $34.5 million were $1.9 million, or 5.2%, lower than the second quarter of 2000, primarily due to the impact of the sale of Company-owned distribution centers and the Company's metal vault manufacturing business . This was partially offset by improved casket volume and net price realization. The sale of Company-owned distribution centers reduced sales dollars due to the difference between distributor-level and manufacturing-level pricing as the volume shifted from Company-owned to independently owned distribution channels. Second quarter 2001 casket volume increased 6.4% compared to the second quarter of 2000. This compares favorably to an estimated 2.6% increase in deaths over the same period last year.

Second quarter 2001 gross profit from continuing operations was $8.8 million compared to $9.4 million in 2000, decreasing as a percentage of sales to 25.5% from 25.8% in 2000. This decrease is primarily due to sale of the Company's metal vault manufacturing operations and Company-owned distribution centers, as described above, partially offset by the favorable casket unit volume, manufacturing productivity, cost reductions and net price realization.

Other operating expenses from continuing operations were $7.0 million in the second quarter of 2001 compared to $8.9 million in 2000. Other operating expenses decreased primarily due to the reduction of selling and distribution expenses resulting from the sale of Company-owned distribution centers, as well as additional administrative cost reductions.

Net interest expense decreased to $0.9 million in the second quarter 2001 from $1.7 million in 2000 due to the retirement of substantially all of the Company's outstanding debt on May 24, 2001. Interest paid during the second quarter of 2001 was $1.1 million, compared to $1.9 million in 2000.

The Company's effective income tax rate for continuing operations was 37.6% in the second quarter 2001. The Company realized a 22.5% effective tax benefit on the second quarter 2000 loss from continuing operations. The second quarter 2000 tax benefit was unfavorably affected by non-deductible expenses, primarily goodwill amortization. The second quarter 2001 effective rate was favorably affected by the write-off of non-deductible goodwill included in the Company's fourth quarter 2000 restructuring charge. In the second quarter of 2001, cash of $0.1 million was paid for income taxes. Cash paid for income taxes during the second quarter of 2000 was $0.1 million.

In the second quarter of 2001, the Company recorded net income from continuing operations of $0.6 million, compared to a net loss from continuing operations of $0.7 million in 2000. Both basic and diluted earnings per share from continuing operations were $.07 in 2001 compared to a loss per $.07 in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

First half 2001 sales from continuing operations of $76.9 million were $3.5 million, or 4.4%, lower than the first half of 2000, primarily due to the impact of the sale of Company-owned distribution centers and the Company's metal vault manufacturing business. This was partially offset by improved casket volume and net price realization. First half-2001 casket volume increased 0.1% compared to the first half of 2000. This compares favorably to an estimated 1.5% decrease in deaths from the same period last year.

First half 2001 gross profit from continuing operations was $21.4 million compared to $22.6 million in 2000, decreasing as a percentage of sales to 27.8% from 28.1% in 2000. This decrease is primarily due to sale of the

Company's metal vault manufacturing operations and Company-owned distribution centers, as described above, partially offset by improved manufacturing productivity, cost reductions and net price realization.

Other operating expenses from continuing operations were $14.9 million in the first half of 2001 compared to $18.0 million in 2000. Other operating expenses decreased primarily due to the reduction of selling and distribution expenses resulting from the sale of Company-owned distribution centers, as well as additional administrative cost reductions.

Net interest expense decreased to $2.9 million in the first half 2001 from $3.5 million in 2000 due to the retirement of substantially all of the Company's outstanding debt on May 24, 2001. Interest paid during the first half of 2001 was $2.8 million, compared to $3.1 million in 2000.

The Company's effective income tax rate for continuing operations was 39.0% in the first half of 2001, compared to a 48.6% effective tax rate during the first half of 2000. This comparison was favorably affected by higher 2001 pre-tax earnings and a decrease of non-deductible expenses, primarily goodwill amortization, due to the write-off of non-deductible goodwill included in the Company's fourth quarter 2000 restructuring charge. In the first half of 2001, $0.1 was paid for income taxes. Cash paid for income taxes during the first half of 2000 was $1.8 million.

In the first half of 2001, the Company recorded net income from continuing operations of $2.3 million, compared to $0.8 million in 2000. Both basic and diluted earnings per share from continuing operations were $.25 in 2001 compared to $.08 in 2000.

DISCONTINUED OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Second quarter 2001 net income from the discontinued Commemorative Products segment of $0.3 million represents approximately seven weeks of operating results. This compares to $0.7 million for the full second quarter, 2000. Second quarter 2001 and 2000 net earnings reflect after-tax write-downs of long-lived assets of $0.5 million and $0.6 million, respectively.

The Company also recorded an after-tax loss of $9.6 million on the sale of the Commemorative Products segment.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

First half 2001 net income from the discontinued Commemorative Products segment of $1.4 million represents approximately twenty weeks of operating results. First half 2000 net income from the discontinued segment of $1.0 million represents a full twenty-six weeks of operating results. Despite this disparity, earnings improved as a result of non-recurrence of first half 2000 inefficiencies stemming from late-1999 and early-2000 foundry consolidation activities. First half 2001 and 2000 net earnings reflect after-tax write-downs of long-lived assets of $0.5 million and $0.6 million, respectively.

EXTRAORDINARY ITEM

In the second quarter of 2001, the Company recorded an after-tax extraordinary loss of $1.6 million resulting from the early retirement of debt. This extraordinary loss consisted of the write-off of deferred financing costs and the payment of make-whole premiums.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $22.7 million at June 30, 2001, representing an increase of $14.9 million from March 31, 2001. During the six month period ended June 30, 2001, cash flows from continuing operations totaled approximately $12.2 million, cash provided by investing activities totaled approximately $70.3 million and cash used in financing activities totaled approximately $64.1 million.

Capital expenditures were $0.4 million and $0.9 million in the six months ended June 30, 2001 and 2000, respectively. The Company has budgeted capital expenditures for 2001 of approximately $5.0 million. Major 2001 expenditures include maintenance and replacement projects which extend the life of the assets, with no significant individual projects currently planned.

Long-term debt, including current maturities, totaled $0.8 million at June 30, 2001. This debt primarily consisted of capital lease obligations.

During the second quarter of 2001, the Company received $61.7 million from the sale of its Commemorative Products segment, its metal vault manufacturing business, Company-owned distribution centers, non-core real estate and marketable securities. During the same period, the Company also reduced outstanding debt by $50.4 million.

INFLATION

Inflation has not had a material net impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

SELECTED QUARTERLY OPERATING RESULTS AND SEASONALITY

Historically, the Company's operations have experienced seasonal variations. Generally, the Company's net sales of caskets are highest in the first quarter and lowest in the third quarter of each year. These fluctuations are due in part to the seasonal variance in the death rate, with a greater number of deaths generally occurring in cold weather months, and the timing of the Company's annual manufacturing facility vacation shutdowns, which occur primarily in the third quarter. In addition, casket operating results can vary between quarters of the same or different years due to, among other things, fluctuations in the number of deaths, changes in product mix, and the timing of annual price increases relative to changes in costs. As a result, the Company experiences variability in its operating results on a quarterly basis, which may make quarterly year-to-year comparisons less meaningful.

FORWARD-LOOKING STATEMENTS

Certain of the information relating to the Company contained or incorporated by reference herein is "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference or made by management of the Company, other than statements of historical fact regarding the Company, are forward-looking statements. These statements, and all phases of the Company's operations, are subject to risks and uncertainties, any one of which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include or relate to, among other things, changes in demand for the Company's products and services that could be caused by a number of factors, including changes in death rate, cremation rates, competitive pressures and economic conditions, as well as the effect of competition on the Company's ability to maintain operating margins.

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

PART II. OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits. The following exhibits are filed as part of this report:

                      10.1 Matthews International Corporation, Empire Stock Corp., and The York Group, Inc., Stock Purchase Agreement, dated as of May 24, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 8, 2001)

                      10.2 Matthews International Corporation, Empire Stock Corp., The York Group, Inc., York Bronze Company and OMC Industries, Inc., Asset Purchase Agreement, dated as of May 24, 2001 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 8, 2001)

                      10.3 Agreement and Plan of Merger By and Among Matthews International Corporation, Empire Merger Corp. and The York Group, Inc., dated as of May 24, 2001 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed June 8, 2001)

           (b)        Reports on Form 8-K
                      Current Report on Form 8-K dated June 8, 2001.
                      Amended Current Report on Form 8-K/A dated June 28, 2001 Amended Current Report on Form 8-K/A dated June 29, 2001

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 2001                     THE YORK GROUP, INC.




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