Form 10-Q
period 2001-09-30
YORK GROUP INC \DE\
filed 2001-11-14
CIK 1007084

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the period ended September 30, 2001
                                       or

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

YES [X]  NO [ ]


The number of shares outstanding of the registrant's common stock as of September 30, 2001 was 8,940,950.

                              THE YORK GROUP, INC.

                                      INDEX

                                                                            PAGE
Part I.  Financial Information

         Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets -
                    September 30, 2001 (Unaudited) and December 31, 2000....  2

                 Condensed Consolidated Statements of Income (Unaudited) -
                    Three and Nine months ended September 30, 2001 and 2000.  3

                 Consolidated Statements of Cash Flows (Unaudited) -
                    Nine months ended September 30, 2001 and 2000...........  4

                 Notes to Consolidated Financial Statements (Unaudited)..... 5-8

         Item 2.  Management's Discussion and Analysis of Results of
                   Operations and Financial Condition.......................9-11

Part II. Other Information
         Item 4. Submission of Matters to Vote of Security Holders..........  11

         Item 6. Exhibits and Reports on Form 8-K...........................  11


Signature...................................................................  12

                              THE YORK GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        SEPTEMBER 30,     DECEMBER 31,
                               ASSETS                                                       2001              2000
                                                                                         ---------         ---------
                                                                                        (UNAUDITED)
Current assets:
   Cash and cash equivalents .......................................................     $  25,561         $   4,337
   Trade accounts and notes receivable, net of allowance for doubtful accounts and returns and allowances of $3,688 in 2001 and $3,393 in 2000
             Stockholders and affiliates ...........................................         1,333             4,505
             Other .................................................................        18,364            17,402
   Inventories .....................................................................         6,952             7,973
   Prepaid expenses ................................................................         1,075             1,047
   Income tax receivable ...........................................................         2,062             3,941
   Deferred tax assets .............................................................         4,681             4,054
   Assets held for sale ............................................................         2,503            19,271
   Net assets of discontinued operations ...........................................            --             3,814
                                                                                         ---------         ---------

             Total current assets ..................................................        62,531            66,344
                                                                                         ---------         ---------

Property, plant and equipment, net .................................................        28,113            34,794
Goodwill, net ......................................................................         4,655             6,678
Deferred costs and other assets, net ...............................................         5,773            11,079
Assets held for sale ...............................................................         2,917             3,829
Net assets of discontinued operations ..............................................            --            55,218
                                                                                         ---------         ---------

             Total assets ..........................................................     $ 103,989         $ 177,942
                                                                                         =========         =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ................................................................     $   9,720         $  12,643
   Accrued expenses ................................................................        16,490            15,064
   Current portion of long-term debt ...............................................           335            64,387
                                                                                         ---------         ---------
             Total current liabilities .............................................        26,545            92,094
                                                                                         ---------         ---------

Long-term debt, net of current portion .............................................           140               489
                                                                                         ---------         ---------

Other noncurrent liabilities .......................................................         3,787             1,463
                                                                                         ---------         ---------

Deferred tax liabilities ...........................................................         4,484             4,885
                                                                                         ---------         ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized and unissued .......            --                --
   Common stock, $.01 par value, 25,000,000 shares authorized; 8,940,950
        shares issued and outstanding ..............................................            89                89
   Additional paid-in capital ......................................................        40,455            40,455
   Cumulative foreign currency translation adjustment ..............................          (302)             (123)
   Retained earnings ...............................................................        28,791            38,590
                                                                                         ---------         ---------

             Total stockholders' equity ............................................        69,033            79,011
                                                                                         ---------         ---------

             Total liabilities and stockholders' equity ............................     $ 103,989         $ 177,942
                                                                                         =========         =========

   The accompanying notes are an integral part of these financial statements.

                      THE YORK GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                                --------------------------        --------------------------
                                                                   2001            2000              2001            2000
                                                                ---------        ---------        ---------        ---------
Net sales (including sales to stockholders
     and affiliates of $3,671 and $7,232 for the
     three months ended September 30, 2001 and 2000,
     respectively, and $12,931 and $24,398 for the
     nine months ended September 30, 2001 and 2000,
     respectively) .......................................      $  26,913        $  32,767        $ 103,818        $ 113,192
Cost of goods sold .......................................         20,338           27,763           75,857           85,594
                                                                ---------        ---------        ---------        ---------
Gross profit .............................................          6,575            5,004           27,961           27,598

Other operating expenses .................................          5,826            9,610           20,734           27,591

Plant closure and restructuring charges ..................             --            5,000               --            5,000

Environmental expenses ...................................          3,521               --            3,521               --

Merger expenses ..........................................            346               --              346               --
                                                                ---------        ---------        ---------        ---------
Total operating expenses .................................          9,693           14,610           24,601           32,591
                                                                ---------        ---------        ---------        ---------

Operating income (loss) ..................................         (3,118)          (9,606)           3,360           (4,993)
Interest income (expense), net ...........................            137           (1,707)          (2,714)          (5,161)
Other income, net ........................................             (1)           2,164               63            2,488
                                                                ---------        ---------        ---------        ---------

Earnings (loss) from continuing
       before income taxes ...............................         (2,982)          (9,149)             709           (7,666)


Income tax provision (benefit) ...........................           (839)          (5,256)             600           (4,535)
                                                                ---------        ---------        ---------        ---------

Earnings (loss) from continuing
operations ...............................................         (2,143)          (3,893)             109           (3,131)

Discontinued operations:
  Operating earnings of
  Commemorative Products Segment,
  net of taxes of $0, $464, $1,214 and $1,566 ............             --              383            1,359            1,425

Net loss on disposition of
   Commemorative Products Segment,
   net of taxes of $710 ..................................             --               --           (9,622)              --
                                                                ---------        ---------        ---------        ---------

Total income (loss) on discontinued operations ...........             --              383           (8,263)           1,425

Extraordinary item, net of taxes of $1,051 ...............             --               --           (1,645)              --
                                                                ---------        ---------        ---------        ---------

Net loss .................................................      $  (2,143)       $  (3,510)       $  (9,799)       $  (1,706)
                                                                =========        =========        =========        =========

Basic earnings (loss) per share:
    Continuing operations ................................      $  (0.24)        $  (0.43)        $    0.01        $   (0.35)
    Discontinued operations ..............................      $    --          $   0.04         $   (0.92)       $    0.16
    Extraordinary item ...................................      $    --          $     --         $   (0.18)       $      --
                                                                --------         --------         ---------        ---------
Total ....................................................      $ (0.24)         $  (0.39)        $   (1.09)       $   (0.19)
                                                                ========         ========         =========        =========
Diluted earnings (loss) per share:
    Continuing operations ................................      $ (0.24)         $  (0.43)        $    0.01        $   (0.35)
    Discontinued operations ..............................      $    --          $   0.04         $   (0.90)       $    0.16
    Extraordinary item ...................................      $    --          $     --         $   (0.18)       $      --
                                                                --------         --------         ---------        ---------
Total ....................................................      $ (0.24)         $  (0.39)        $   (1.07)       $   (0.19)
                                                                ========         ========         =========        =========
Shares used in computing earning (loss) per share
    Basic ................................................         8,941            8,941             8,941             8,941
                                                                ========         ========         =========        =========
    Diluted ..............................................         8,941            8,941             9,174             8,941
                                                                ========         ========         =========        =========

   The accompanying notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                               ------------------------
                                                                                                 2001            2000
                                                                                               --------        --------
Cash flows from operating activities:
             Net loss .....................................................................    $ (9,799)       $ (1,706)
             Adjustments to reconcile net income (loss) to net cash
               provided by operating activities -
                Depreciation and amortization .............................................       4,992           7,027
                (Gain) loss on sale of businesses and property, plant and
                  equipment ...............................................................      10,232            (349)
                Deferred income taxes .....................................................      (1,028)         (4,554)
                Change in assets held for sale, net of sales ..............................       2,020           1,800
                Change in assets of discontinued operations, net of sales .................         700           5,549
                Decrease (increase), net of effects of assets held for sale and assets of discontinued operations:
                   Trade accounts and notes receivable ....................................       5,713          10,474
                   Inventories ............................................................        (189)          8,723
                   Prepaid expenses .......................................................         (28)           (682)
                   Income tax receivable ..................................................       1,879              --
                   Deferred costs and other assets ........................................       1,789          (8,312)
                Increase (decrease), net of effects of assets held for sale and assets of discontinued operations:
                   Accounts payable and accrued liabilities ...............................      (3,055)           (795)
                   Other non-current liabilities ..........................................       2,324            (179)
                                                                                               --------        --------

                   Net cash provided by operating activities ..............................      15,550          16,996
                                                                                               --------        --------

Cash flows from investing activities:
             Capital expenditures .........................................................        (749)         (4,443)
             Proceeds from sale of businesses and property, plant and equipment ...........      71,003           1,391
                                                                                               --------        --------

                   Net cash provided by (used in) investing activities ....................      70,254          (3,052)
                                                                                               --------        --------

Cash flows from financing activities:
             Repayments of long-term debt .................................................     (64,401)        (49,143)
             Proceeds from issuance of long-term debt .....................................          --          36,725
             Dividends paid ...............................................................          --            (358)
                                                                                               --------        --------

                   Net cash used in financing activities ..................................     (64,401)        (12,776)
                                                                                               --------        --------

Effects of exchange rate changes on cash ..................................................        (179)           (278)
                                                                                               --------        --------

Net increase in cash and cash equivalents .................................................      21,224             890

Cash and cash equivalents, beginning of period ............................................       4,337              --
                                                                                               --------        --------

Cash and cash equivalents, end of period ..................................................    $ 25,561        $    890
                                                                                               ========        ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES:
              Cash paid during the period for income taxes ................................    $    142        $  2,800
                                                                                               ========        ========
              Cash paid during the period for interest ....................................    $  2,843        $  4,626
                                                                                               ========        ========
              Reductions of lease receivables through application of earned rebates .......    $    589        $    954
                                                                                               ========        ========
              Issuance of note receivable in connection with sale of distribution
                    centers ...............................................................    $    445        $     --
                                                                                               ========        ========


   The accompanying notes are an integral part of these financial statements.

                              THE YORK GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The York Group, Inc. and subsidiaries (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's December 31, 2000 audited financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K. In the opinion of the Company, all adjustments and eliminations, consisting only of normal and recurring adjustments and eliminations necessary to present fairly the consolidated financial statements have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. Management is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on the Company's results of operations and financial position. Goodwill amortization for the three and nine months ended September 30, 2001 was $0.1 and $2.1 million, respectively.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company's fiscal year beginning January 1, 2003. The Company is currently evaluating the impact that adoption of this standard will have on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144. "Accounting for the Impairment or Disposal of Long-lived Assets". The FASB's new rules on asset impairment supercedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," and will be effective for the Company's fiscal year beginning January 1, 2002. The Company is currently evaluating the impact that adoption of this standard will have on the Company's financial statements.

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

The components of net assets of discontinued operations included in the consolidated balance sheet at December 31, 2000, are as follows (in thousands):

Current Assets and Liabilities:
      Cash .................................................     $    196
      Receivables ..........................................        3,748
      Inventories ..........................................        2,558
      Other current assets .................................        1,152
      Trade payables .......................................       (2,583)
      Other payables .......................................       (1,257)
                                                                 --------

      Net current assets of discontinued operations ........     $  3,814
                                                                 ========

 Long-term Assets and Liabilities:
       Property, plant and equipment, net ..................     $ 14,630
       Goodwill ............................................       48,485
       Other assets ........................................           65
       Long-term liabilities ...............................       (7,962)
                                                                 --------
       Net long-term assets of discontinued operations .....     $ 55,218
                                                                 ========


3.    SUPPLEMENTAL INFORMATION

                                                               September 30,     December 31,
                                                                   2001              2000
                                                               -------------     ------------
                                                                        (in thousands)
Inventories:
   Raw materials ............................................    $  4,330          $  5,275
   Work in process ..........................................       1,549             1,567
   Finished goods ...........................................       2,830            12,747
                                                                 --------          --------
                                                                    8,709            19,589
   Less: amounts included in assets held for sale ...........      (1,757)          (11,616)
                                                                 --------          --------
             Inventories ....................................    $  6,952          $  7,973
                                                                 ========          ========

Property, Plant and Equipment:
   Land and improvements ....................................    $  2,644          $  3,107
   Building and improvements ................................      14,376            16,590
   Equipment ................................................      54,284            57,391
   Construction-in-progress .................................         354               283
                                                                 --------          --------
                                                                   71,658            77,371
   Less: accumulated depreciation ...........................     (40,628)          (38,748)
                                                                 --------          --------
                                                                   31,030            38,623
   Less: amounts included in assets held for sale ...........      (2,917)           (3,829)
                                                                 --------          --------
             Property, plant and equipment, net .............    $ 28,113          $ 34,794
                                                                 ========          ========

Accrued Expenses:
   Accrued rebates ..........................................    $  5,752          $  6,899
   Accrued environmental obligations ........................       1,458                --
   Accrued payroll ..........................................       4,238             2,983
   Other accrued expenses ...................................       5,042             5,182
                                                                 --------          --------
               Accrued expenses .............................    $ 16,490          $ 15,064
                                                                 ========          ========

4.    EARNINGS PER SHARE

Earnings per share data for all periods presented has been computed pursuant to SFAS No. 128, "Earnings Per Share" which requires a presentation of basic earnings (loss) per share (basic EPS) and diluted earnings (loss) per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At September 30, 2001, the Company had options outstanding for the purchase of an aggregate of 827,608 shares of common stock, of which all but 372,966 are antidilutive for the nine months ended September 30, 2001, and are excluded from shares used in computing diluted EPS.

A reconciliation of weighted-average shares outstanding to shares used in computing diluted EPS is as follows:

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                        ----------------------          ---------------------
                                                         2001            2000            2001            2000
                                                        -----           -----           -----           -----
Weighted-average shares outstanding ...............     8,941           8,941           8,941           8,941
Dilutive effect of stock options ..................        --              --             233              --
                                                        -----           -----           -----           -----
Shares used in computing diluted EPS ..............     8,941           8,941           9,174           8,941
                                                        =====           =====           =====           =====

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

6.    ENVIRONMENTAL ACCRUAL

During the third quarter of 2001, the Company recorded $3.5 million of environmental charges to reflect probable cost estimates for necessary environmental remediation activities at three of the Company's manufacturing facilities identified during the third quarter of 2001. The charge also includes approximately $0.2 million of already incurred environmental consulting fees. Management believes that the Company's accrual at September 30, 2001 for such activities is a reasonable estimate of the total uninsured costs associated with this exposure based upon an independent consultant's studies. This exposure was not reasonably estimatable prior to the third quarter of 2001.

7.   PLAN OF MERGER

On May 24, 2001, the Company and Matthews International Corporation (Matthews) signed a merger agreement whereby Matthews is to acquire 100% of the outstanding common shares of York for $10 cash per share. Matthews also agreed to pay up to an additional $1 cash per share based on the excess cash, as defined in the merger agreement, remaining on York's balance sheet as of October 31, 2001.

Completion of this transaction, which has been approved by the Company's stockholders, is subject to the Company achieving a specific minimum earnings before interest, taxes, depreciation and amortization ("EBITDA Threshold") from its casket operations, compliance with applicable legal and regulatory requirements, and customary closing conditions.

On November 5, 2001, the Company reported in a press release that all regulatory requirements to the proposed merger have been met. The "EBITDA", "Adjusted Working Capital" and "Excess Cash Increment" results per the merger agreement are expected to be finalized on or about November 27, 2001, at which time the Company will report these results. Closing of the merger is anticipated to take place on or about November 30, 2001.

No adjustments have been made to these financial statements to reflect the proposed merger, including adjustments to deferred taxes and other recorded asset values.

8.    DEBT AND LIQUIDITY

Cash and cash equivalents were $25.6 million at September 30, 2001, representing an increase of $2.8 million from June 30, 2001. Long-term debt, including current maturities, totaled $0.5 million at September 30, 2001. This debt primarily consisted of capital lease obligations.

During the third quarter of 2001, the Company received net cash proceeds of $0.3 million from the sale of Company-owned distribution centers, net of a settlement payment related to the second quarter sale of vault operations. The Company also reduced outstanding debt by $0.3 million.

During the second quarter of 2001, the Company received net cash proceeds of $58.9 million from the sale of its Commemorative Products segment, its metal vault manufacturing business, Company-owned distribution centers, non-core real estate and a note receivable. During the same period, the Company also reduced outstanding debt by $50.4 million.

During the first quarter of 2001, the Company received net cash proceeds of $11.8 million from the sale of Company-owned distribution centers. The Company also reduced outstanding debt by $14.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The Company is the second largest casket manufacturer in the United States and produces a wide variety of caskets and casket components. The Company's finished caskets are primarily marketed through a network of privately- owned distributors, which serve domestic funeral homes, as well as certain foreign markets.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Third quarter sales from continuing operations of $26.9 million were $5.9 million, or 17.9%, lower than the third quarter of 2000, primarily due to the impact of the sale of metal vault manufacturing operations during the second quarter of 2001, and Company-owned distribution centers throughout all of 2001, and lower sales volume, partially offset by improved net price realization. The sale of Company-owned distribution centers reduces sales dollars due to the difference between distributor-level and manufacturing-level pricing as the volume shifted from Company-owned to independently-owned distribution channels. Third quarter 2001 casket volume decreased compared to the third quarter of 2000 primarily due to distributor inventory reduction.

Third quarter 2001 gross profit from continuing operations was $6.6 million compared to $5.0 million in the third quarter of 2000, increasing as a percentage of sales to 24.4% from 15.3% in 2000. This increase is primarily due to the non-recurrence of inventory write-downs and accrued liability adjustments recorded during the third quarter of 2000, continued manufacturing productivity improvements, cost reductions and favorable net price realization, partially offset by the gross margin impact of selling Company-owned distribution centers and lower sales volume.

Other operating expenses, excluding environmental and merger expenses, from continuing operations were $5.8 million, or 21.6% of sales, in the third quarter of 2001 compared to $9.6 million, or 2.93% of sales in the third quarter of 2000. Other operating expenses decreased due to the reduction of selling and distribution expenses resulting from the sale of Company-owned distribution centers, administrative cost reductions and the non-recurrence of certain asset write downs recorded during the third quarter of 2000.

During the third quarter of 2001, the Company recorded $3.5 million of environmental charges to reflect probable cost estimates for the necessary environmental remediation activities at three of the Company's manufacturing facilities identified during the third quarter of 2001. The charge also includes approximately $0.2 million of already incurred environmental consulting fees.

As a result of the significant improvement of its net cash and debt position, the Company recorded third quarter 2001 net interest income of $0.1 million, compared to net interest expenses of $1.7 million for the third quarter of 2000. Interest received during the third quarter of 2001 was $0.1 million, compared to $1.5 million paid in the third quarter of 2000.

Also affecting third quarter 2001 comparisons to the third quarter of 2000 was the non-recurrence of $2.2 million of other income resulting from a favorable litigation settlement in the third quarter of 2000 and $0.3 million of third quarter 2001 cost incurred in conjunction with the pending merger.

The third quarter 2001 effective tax rate for continuing operations was unfavorably affected by the capitalization of certain merger-related expenses for tax purposes. There were no income taxes paid during the third quarters of 2001 or 2000.

The net loss from continuing operations was $2.1 million, or $.24 per fully diluted share, for the third quarter of 2001, compared to $3.9 million, or $.43 per fully diluted share, for the third quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Sales from continuing operations for the nine months ended September 30, 2001 of $103.8 million were $9.4 million, or 8.2%, lower than the first nine months of 2000, primarily due to the impact of the sale of the Company's metal vault manufacturing business during the second quarter of 2001 and Company-owned distribution centers throughout 2001. This was partially offset by improved net price realization. Sales volume for the first nine months of 2001 decreased approximately 1.0% compared to the first nine months of 2000, which was comparable to the year-to-year decrease in estimated deaths.

For the first nine months of 2001, gross profit from continuing operations was $28.0 million compared to $27.6 million for the first nine months ended September 30, 2000, increasing as a percentage of sales to 26.9% from 24.4% in 2000. This increase is primarily due to the non-recurrence of inventory write-downs and accrued liability adjustments recorded during the third quarter of 2000, continued manufacturing productivity improvements, cost reductions and favorable net price realization, partially offset by the gross margin impact of selling Company-owned distribution centers and slightly lower sales volume.

Other operating expenses from continuing operations, excluding environmental and merger expenses, were $20.7 million, or 20.0% of sales during the first nine months of 2001 compared to $27.6 million, or 24.4% of sales, for the first nine months of 2000. Other operating expenses decreased due to the reduction of selling and distribution expenses resulting from the sale of Company-owned distribution centers, administrative cost reductions and the non-recurrence of certain asset write-downs recorded during the third quarter of 2000.

During the third quarter of 2001, the Company recorded $3.5 million of environmental charges to reflect probable cost estimates for the necessary environmental remediation activities at three of the Company's manufacturing facilities identified during the third quarter of 2001. The charge also includes approximately $0.2 million of already incurred environmental consulting fees.

Net interest expense decreased to $2.7 million for nine months ended September 30, 2001 from $5.2 million in 2000 due to the retirement of substantially all of the Company's outstanding debt on May 24, 2001. Interest paid during the first nine months of 2001 was $2.8 million compared to $4.6 million for the first nine months of 2000.

The effective tax rate for continuing operations for the nine months ended September 30, 2001 was unfavorably affected by the capitalization of certain merger-related expenses for tax purposes. In the first nine months of 2001 $0.1 was paid for income taxes. Cash paid for income taxes during the nine months ended September 30, 2000 was $2.8 million.

Net income from continuing operations was $0.1 million, or $.01 per fully diluted share, for the first nine months of 2001, compared to a net loss of $3.1 million, or $.35 per fully diluted share, for the nine months ended September 30, 2000.

DISCONTINUED OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

There was no net income or loss from the discontinued Commemorative Products Segment during the third quarter of 2001. This compares to $0.4 million, or $.04 per diluted share, for the third quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Year-to-date 2001 net income from the discontinued Commemorative Products Segment of $1.4 million represents approximately five months of operations. Net income from the discontinued segment for the first nine months of 2000 of $1.4 million represents a full nine months of operating results. For comparable time periods, year-over-year earnings improved as a result of non-recurrence of first half 2000 inefficiencies stemming from late 1999 and early 2000 foundry consolidation activities. Year-to-date 2001 and 2000 net earnings reflect after-tax write-downs of long-lived assets of $0.5 million and $0.6 million, respectively.

In the second quarter of 2001, the Company recorded an after-tax loss of $9.6 million on the sale of the Commemorative Products Segment.

EXTRAORDINARY ITEM

In the second quarter of 2001, the Company recorded an after-tax extraordinary loss resulting from the early retirement of debt. This extraordinary loss consisted of the write-off of deferred financing costs and for the payment of make-whole premiums.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $25.6 million at September 30, 2001, representing an increase of $2.8 million from June 30, 2001. Long-term debt, including current maturities, totaled $0.5 million at September 30, 2001. This debt primarily consisted of capital lease obligations.

During the third quarter of 2001, the Company received net cash proceeds of $0.3 million from to the sale of Company-owned distribution centers, net of a settlement payment related to the second quarter sale of vault operations. The Company also reduced outstanding debt by $0.3 million.

INFLATION

Inflation has not had a material net impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

SELECTED QUARTERLY OPERATING RESULTS AND SEASONALITY

Historically, the Company's operations have experienced seasonal variations. Generally, the Company's net sales of caskets are highest in the first quarter and lowest in the third quarter of each year. These fluctuations are due in part to the seasonal variance in the death rate, with a greater number of deaths generally occurring in cold weather months, and the timing of the Company's annual manufacturing facility vacation shutdowns, which occur primarily in the third quarter. In addition, casket products operating results can vary between quarters of the same or different years due to, among other things, fluctuations in the number of deaths, changes in product mix, and the timing of annual price increases relative to changes in costs. As a result, the Company experiences variability in its operating results on a quarterly basis, which may make quarterly year-to-year comparisons less meaningful.

FORWARD-LOOKING STATEMENTS

Certain of the information relating to the Company contained or incorporated by reference herein is "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference or made by management of the Company, other than statements of historical fact regarding the Company, are forward-looking statements. These statements, and all phases of the Company's operations, are subject to risks and uncertainties, any one of which could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include or relate to, among other things, the closing of the merger with Matthews, and the final determination of "EBITDA" and the "Excess Cash Increment", as defined under the terms of the Agreement and Plan of Merger between York and Matthews, as well as acceptance of the same by Matthews.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is exposed to market risk, primarily from changes in interest rates on its cash equivalents. The Company continually monitors exposure to market risk and develops appropriate strategies to manage this risk. The Company is not exposed to any other significant market risks, including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. Management does not use significant derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders

         On August 9, 2001, the Company held a special meeting of stockholders to vote upon a proposal to adopt an Agreement and Plan Merger dated as of May 24, 2001 by and among Matthews International Corporation, a Pennsylvania corporation ("Matthews"), Empire Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Matthews ("Empire"), and York, pursuant to which Empire will merge with and into York, with York continuing as the surviving corporation as a subsidiary of Matthews.

         7,596,751 votes were cast for the proposed merger, and 70,722 votes were cast against the proposed merger.

         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Reports on Form 8-K
                  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 14, 2001                   THE YORK GROUP, INC.



                              By:   /s/ DAN E. MALONE
                                    ------------------------------
                                    Dan E. Malone
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer and Duly
                                    Authorized Officer)